Form 10-Q
period 1998-06-30
FVNB CORP
filed 1998-08-14
CIK 1057437

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from                 to

                     Commission file number: To be assigned

                                   FVNB CORP.
               (Exact name of registrant as specified in its charter)

                Texas                                        74-2871063
(State or other jurisdiction of incorporation             (I.R.S. Employer
          or organization)                               Identification No.)

                               101 S. Main Street
                              Victoria, Texas 77901
                    (Address of principal executive offices)

                                   (512) 573-6321
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  [ ]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of August 7, 1998, was 1,000 shares. Affiliates of the registrant held all of such shares of Common Stock outstanding as of August 7, 1998.

PART I -- Financial Information

      FVNB Corp. (the "Registrant") was incorporated to serve as a bank holding company for First Victoria National Bank, a national banking association (the "Bank"). As of the date hereof, the Bank has not completed its reorganization, and, accordingly, the Registrant has no significant assets or liabilities and has not engaged in any operations or transactions except in connection with the reorganization.

ITEM I. Financial Statements

                                   FVNB CORP.
                                  BALANCE SHEET
                                  JUNE 30, 1998
                                   (UNAUDITED)

Assets:

   Cash on hand ..............................................          $  1,000
   Organization costs ........................................           150,941

      Total Assets ...........................................          $151,941

Liabilities:
   Other accounts payable ....................................          $150,941
   Current tax liability .....................................                 0
   Deferred tax liability ....................................                 0
                                                                        --------
      Total Liabilities ......................................           150,941

Equity:
  Common Stock ($.01 par, 20,000,000
    shares authorized; 2 shares issued
    and outstanding) .........................................          $      0
  Additional paid in capital .................................             1,000
  Retained earnings ..........................................                 0
  YTD Net Income (loss) ......................................                 0
                                                                        --------
      Total Equity ...........................................             1,000

      Total Liabilities and Equity ...........................          $151,941

                                   FVNB CORP.
                                INCOME STATEMENT
                FOR THE PERIOD FROM MARCH 9, 1998, TO JUNE 30, 1998
                                   (UNAUDITED)

Income
   None ...................................................................   $0
Total Income ..............................................................    0
                                                                              --
Expenses
   None ...................................................................    0
Total Expense .............................................................    0

Net Income Before Tax .....................................................    0


Current FIT Expense (Benefit) .............................................    0
Deferred FIT Expense (Benefit) ............................................    0
   Total FIT Expense ......................................................    0

Net Income After Tax ......................................................   $0
                                                                              --

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      N/A

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      N/A

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other information

      Proxies will exercise discretionary authority to vote proxies at the next annual meeting of shareholders of FVNB Corp. on any shareholder proposal for which the shareholder has not timely requested inclusion in the Company's proxy statement unless the shareholder notifies the Company of the Shareholder's intention to present the proposal from the floor of the meeting not later than March 1, 1999.

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

      2.1 Plan of Reorganization, dated as of March 17, 1998 by and between the Registrant and First Victoria National Bank (incorporated by reference from
Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 (333-47939) filed on March 13, 1998).

      3.1 Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 of the Registrant's Registration Statement on Form S-4 (333-47939) filed on March 13, 1998).

      3.2 Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant's Registration Statement on Form S-4 (333-47939) filed on March 13, 1998).

      10.1 FVNB Stock Incentive Plan (incorporated by reference from Exhibit
10.1 of the Registrant's Registration Statement on Form S-4 (333-47939) filed on March 13, 1998).

      27          Financial Data Schedule.

      b. No reports on Form 8-K were filed for the quarter ended June 30, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FVNB CORP.


Date:  August 12, 1998                    By:/S/ DAVID M. GADDIS
                                          David M. Gaddis,
                                          President and Chief Executive Officer

Date:  August 12, 1998                    By:/S/ C. DEE HARKEY

                                          C. Dee Harkey,
                                          Principal Accounting Officer