Form 10-Q
period 1998-09-30
FVNB CORP
filed 1998-11-13
CIK 1057437

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO __________________

                  COMMISSION FILE NUMBER ___________________

                                  FVNB CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    TEXAS
                       (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)
                                  74-2871063
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                             101 S. MAIN STREET,
                            VICTORIA, TEXAS 77901
         (Address of principal executive offices, including Zip Code)

                                (512) 573-6321
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                     N/A
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORT)

   Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. FVNB Corp. has 2,372,792 shares of common stock, $.01 par value, outstanding as of November 1, 1998.

                                   CONTENTS

                        PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)                                PAGE

          Consolidated Statements of Income
            Three months ended September 30, 1998 and 1997 and nine
               months ended September 30, 1998 and 1997                      1

          Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997 (audited)               2

          Consolidated Statements of Cash Flows
            Nine months ended September 30, 1998 and 1997                    3

          Notes to Consolidated Financial Statements                    4 - 13

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        14 - 20

                          PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               21

Item 6.   Exhibits and Reports on Form 8-K                                  21

          SIGNATURES                                                        22

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                        Three Months Ended      Nine Months Ended
                                                                                           September 30,            September 30,
                                                                                       --------------------    --------------------
                                                                                         1998        1997         1998       1997
                                                                                       --------    --------    --------    --------
                                                                                       (IN THOUSANDS, EXCEPT   (IN THOUSANDS, EXCEPT
                                                                                         PER SHARE AMOUNTS)      PER SHARE AMOUNTS)
INTEREST INCOME
   Loans and lease receivable, including fees ......................................   $  6,360    $  5,577    $ 18,772    $ 15,508
   Investment securities:
      Taxable ......................................................................      2,662       2,382       8,085       8,124
      Tax-exempt ...................................................................         22          35          84         192
      Dividends ....................................................................         30          30          89          87
   Federal Funds sold ..............................................................        434         253         980         540
   Other ...........................................................................          1           1           2           1
                                                                                       --------    --------    --------    --------
         TOTAL INTEREST INCOME .....................................................      9,509       8,278      28,012      24,452
                                                                                       --------    --------    --------    --------
INTEREST EXPENSE:
   Deposits--Note 7 ................................................................      4,115       3,571      12,072      10,576
   Federal funds purchased and securities sold under
     agreements to repurchase ......................................................         71          83         246         300
   Other borrowings ................................................................        305         210         828         629
                                                                                       --------    --------    --------    --------
      TOTAL INTEREST EXPENSE .......................................................      4,491       3,864      13,146      11,505
                                                                                       --------    --------    --------    --------
      NET INTEREST INCOME ..........................................................      5,018       4,414      14,866      12,947
   Provision (credit) for loan and lease losses--Note 5 ............................          0           0           0        (300)
                                                                                       --------    --------    --------    --------
NET INTEREST INCOME AFTER
            PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES ...........................      5,018       4,414      14,866      13,247
                                                                                       --------    --------    --------    --------
NON-INTEREST INCOME:
   Securities gains (losses) .......................................................         40           0          19         (58)
   Trust service fees ..............................................................        384         364       1,153       1,075
   Service charges and fees on deposit accounts ....................................        847         790       2,403       2,217
   (Loss) gain on sale of assets--Note 5 ...........................................         (2)          6         (13)        (26)
   Other ...........................................................................        178         111         507         391
                                                                                       --------    --------    --------    --------
      TOTAL NON-INTEREST INCOME ....................................................      1,447       1,271       4,069       3,599
                                                                                       --------    --------    --------    --------
NON-INTEREST EXPENSE:
   Salaries and wages--Note 11 .....................................................      1,902       1,916       5,740       5,302
   Employee benefits--Note 11 ......................................................        314         319         910         774
   Net occupancy expense ...........................................................        318         275         931         828
   Furniture and equipment .........................................................        178         168         555         484
   Communication and supplies ......................................................        252         217         793         688
   Data processing .................................................................        234         236         743         707
   Professional fees ...............................................................        139         229         403         484
   FDIC insurance assessment .......................................................         13          11          37          35
   Marketing and advertising .......................................................        112         152         387         400
   Other ...........................................................................        527         454       1,548       1,441
                                                                                       --------    --------    --------    --------
      TOTAL NON-INTEREST EXPENSE ...................................................      3,989       3,977      12,047      11,143
                                                                                       --------    --------    --------    --------
      INCOME BEFORE INCOME TAXES ...................................................      2,476       1,708       6,888       5,703
Income Tax Expense--Note 8 .........................................................        840         575       2,326       1,894
                                                                                       --------    --------    --------    --------
      NET INCOME....................................................................     $1,636    $  1,133    $  4,562    $  3,809
                                                                                       ========    ========    ========    ========
Other comprehensive income, net of tax
   Unrealized gains (losses) on securities:
      Net unrealized holding gains (losses) arising during the period net of
          realized gains (losses) reflected in net income ..........................        486        (262)        720         (17)
                                                                                       --------    --------    --------    --------
      COMPREHENSIVE INCOME .........................................................   $  2,122    $    871    $  5,282    $  3,792
                                                                                       ========    ========    ========    ========
Net Income Per Share ...............................................................   $    .69    $    .48    $   1.92    $   1.61
                                                                                       ========    ========    ========    ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                 September 30,   December 31,
                                                                      1998           1997
                                                                 -------------   -------------
                                                                    (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
ASSETS
   Cash and due from banks--Note 3 ...........................   $      20,879   $      29,548
   Federal funds sold ........................................          38,450          20,200
   Investment securities--Note 4
      Available-for-sale .....................................         181,736         170,360
   Loans and lease receivable--Note 5
   (net of allowance for loan and lease losses
      of $3,275 and $2,861) ..................................         274,370         263,141
   Premises and equipment, net--Note 6 .......................           9,571           9,753
   Accrued interest receivable ...............................           5,675           4,201
   Other assets--Notes 5 and 11 ..............................           3,255           3,070
                                                                 -------------   -------------
      TOTAL ASSETS ...........................................   $     533,936   $     500,273
                                                                 =============   =============
LIABILITIES
   Deposits:
      Demand .................................................   $      65,668   $      68,045
      Savings, NOW, and money market accounts ................         155,289         148,097
      Time--Note 7 ...........................................         223,044         199,887
                                                                 -------------   -------------
         TOTAL DEPOSITS ......................................         444,001         416,029
   Federal funds purchased and securities sold
      under agreements to repurchase .........................           5,125          10,300
   Other borrowings Note--14 .................................          19,257          12,628
   Other liabilities .........................................           6,453           5,245
                                                                 -------------   -------------
         TOTAL LIABILITIES ...................................         474,836         444,202
                                                                 -------------   -------------
   Commitments and Contingent Liabilities--Notes 9 and 10

SHAREHOLDERS' EQUITY--NOTE 15:
   Common stock ($.01 par value; 20,000,000 shares authorized;
      2,372,792 shares issued and outstanding) ...............              24              24
   Surplus ...................................................          15,922          15,682
   Retained earnings .........................................          42,845          40,776
   Unrealized gain (loss) on securities, net .................             309            (411)
                                                                 -------------   -------------
      TOTAL SHAREHOLDERS' EQUITY .............................          59,100          56,071
                                                                 -------------   -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................   $     533,936   $     500,273
                                                                 =============   =============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        ----------------------
                                                                          1998         1997
                                                                        ---------    ---------
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income ..........................................................   $   4,562    $   3,809
Adjustments to reconcile net income to net cash
   provided by operating activities --
      (Gain) loss on sale of investment securities ..................         (19)          58
      Provision (credit) for loan and lease and other
       real estate losses ...........................................           0         (300)
      Depreciation ..................................................         922          912
      Premium amortization and discount accretion, net ..............         149           25
      Pension expense ...............................................         234          203
      Loss on sale of assets ........................................          14           26
      Increase in accrued interest receivable .......................      (1,474)      (1,358)
      Net change in other assets and other liabilities ..............         512           68
                                                                        ---------    ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       4,900        3,443
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment securities, available-for-sale ....      38,243       53,218
Proceeds from maturities of investment securities, available-for-sale      58,878       13,455
Purchase of investment securities, available-for-sale ...............    (105,535)     (19,925)
Net increase in loans to customers ..................................     (11,361)     (43,705)
Additions to premises and equipment .................................        (740)        (464)
Proceeds from sale of assets ........................................          24           72
                                                                        ---------    ---------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ........     (22,491)       2,651
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in demand, NOW,
   savings and money market accounts ................................       4,815      (22,772)
Net increase in certificates of deposit .............................      23,157       13,996
Net decrease in federal funds purchased and
   securities sold under agreements to repurchase ...................      (5,175)      (1,900)
Net increase (decrease) in other borrowed funds .....................       6,629         (314)
Dividends paid ......................................................      (2,254)      (1,353)
                                                                        ---------    ---------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........      27,172      (12,343)
                                                                        ---------    ---------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........       9,581       (6,249)

Cash and cash equivalents beginning of year .........................      49,748       47,407
                                                                        ---------    ---------
      CASH AND CASH EQUIVALENTS END OF PERIOD .......................   $  59,329    $  41,158
                                                                        =========    =========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
FVNB CORP. (PARENT COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: The accounting and reporting policies of FVNB Corp. (Parent Company) and subsidiaries (collectively, the Company) conform to generally accepted accounting principles and practices within the banking industry and require management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements related to assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. A description of the more significant accounting policies follows:

      PRINCIPLES OF CONSOLIDATION -- In September 1998, FVNB Corp. was organized as a one-bank holding company for First Victoria National Bank (the Bank). As a result of the reorganization, shareholders of the Bank became shareholders of FVNB Corp. The consolidated financial statements include the accounts of FVNB Corp. as well as First Victoria National Bank and its wholly owned subsidiaries, PMV, Inc., which was established for the purpose of acquiring, managing and liquidating assets acquired in satisfaction of debts previously contracted; First Victoria Community Development Corporation, which was established for the purpose of acquiring, developing, rehabilitating, managing, renting and selling housing units primarily to benefit low and moderate income residents of the local area and to promote and invest in such community development projects; and First Victoria Leasing, Inc., which was established for the purpose of transacting and accounting for leasing activities of the Company.

      INVESTMENT SECURITIES -- The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This standard requires the classification of securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments shall be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term shall be classified as trading securities. Unrealized holding gains and losses related to trading securities shall be included in earnings. Investments not classified as trading securities or held-to-maturity securities shall be classified as available-for-sale securities. Securities that would be sold in response to changes in market interest rates and the securities' prepayment risk, needs for liquidity, or changes in the availability and yield on alternative investments are classified as available-for-sale. Available-for-sale securities are reported at fair value and any unrealized holding gains and losses are excluded from earnings and recorded as a net amount as a separate component of shareholders' equity (net of tax effect) until realized.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We have not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement's impact on the financial statements is expected to be immaterial.

      LOANS -- Interest earned on commercial, agriculture and real estate loans is accrued daily, based upon the principal amounts outstanding. Interest on consumer loans is recorded on the level yield method. The recognition of income on a loan is discontinued, and previously accrued interest is reversed, when interest or principal payments become 90 days or more past due unless, in the opinion of management, the outstanding principal and interest are both well secured and in the process of collection. Loans to customers whose financial conditions have deteriorated and for which management has serious doubt as to the ability of the borrowers to comply with their loan repayment terms are considered for non-accrual status whether or not the loans are 90 days or more past due. Subsequent cash payments received are applied to the principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of the loan. If cash payments received relate to a loan previously charged off in whole or in part, payments not applied to the remaining principal balance are recorded as recoveries.

      The Company accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure". These standards address the accounting by creditors for impairment of certain loans as well as the accounting for troubled debt restructurings. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that fall within the scope of these standards are measured based on the present value of expected future cash flows for each loan discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

        The Company accounts for leveraged leases in accordance with SFAS No. 13 "Accounting for Leases". This standard addresses the accounting and reporting for leases by lessees and lessors. The lessor records the investment in the leveraged lease as the gross rental receivable (net of principal and interest on nonrecourse debt) and the estimated residual value of the leased asset net of unearned and deferred income. The investment less deferred taxes is used for computing income earned. Income is recognized based on the cash flow over the lease term and the rate of return on the positive net investment.

      ALLOWANCE FOR LOAN AND LEASE LOSSES -- The allowance for loan and lease losses is established by a charge to income as a provision for loan and lease losses. Actual loan and lease losses or recoveries are charged or credited directly to this allowance. The provision for loan and lease losses is based on management's estimate of the amounts required to maintain an allowance adequate to reflect losses inherent in the loan portfolio at the balance sheet date; however, ultimate losses may vary from the current estimates. These estimates are reviewed periodically and adjustments are reported in earnings in the period in which they become known.

      PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method, based on the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred, and expenditures for renewals and improvements which materially increase the value of the property and have a benefit over more than one accounting period are capitalized. Estimated useful lives are 15 - 40 years for premises and 3 - 10 years for equipment.

      INCOME TAXES -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This standard allows the recognition of deferred tax assets and liabilities based on the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities.

      RECOGNITION OF LOAN ORIGINATION FEES AND COSTS -- Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the related loan. If a commitment expires unexercised, the commitment fee is recognized as income.

      FAIR VALUE OF FINANCIAL INSTRUMENTS -- Financial instruments are defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

      The Company operates as a going concern and except for its investment securities portfolio, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different. Fair value estimates, methods, and assumptions for financial instruments, are set forth in Note 16 to the consolidated financial statements.

      COMPREHENSIVE INCOME -- Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires changes in the unrealized gains or losses on the Company's investment portfolio be included as a component of other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

(2) STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the nine months ended September 30, 1998 and 1997 was approximately $12,903,000 and $11,647,000, respectively. Cash paid for federal income taxes was approximately $1,190,000 and $1,458,000 during the nine months ended September 30, 1998 and 1997, respectively. Non-cash transactions representing the transfer of non-performing loans to other real estate owned and foreclosed assets totaled approximately $150,000 and $57,000 for the nine months ended September 30, 1998 and 1997, respectively.

(3) CASH AND DUE FROM BANKS: Cash and due from banks of approximately $5,004,000 and $8,635,000 at September 30, 1998 and December 31, 1997, respectively, were maintained to satisfy regulatory reserve requirements.

(4) INVESTMENT SECURITIES: A comparison of investment securities at book and market values, as determined by an independent broker, is as follows (in thousands):

                                                                      September 30, 1998
                                                    --------------------------------------------------
                                                    Amortized    Unrealized   Unrealized      Market
                                                       Cost        Gains        Losses        Value
                                                    ----------   ----------   ----------    ----------
Available-for-sale:
   U.S. Treasuries ..............................   $    2,999   $       36   $        0    $    3,035
   U.S. Government Agencies .....................      107,562          633           (7)      108,188
   Mortgaged-backed securities and collateralized
      mortgage obligations ......................       67,554          238         (456)       67,336
   State and political subdivisions .............        1,180           25            0         1,205
   Other ........................................        1,972            0            0         1,972
                                                    ----------   ----------   ----------    ----------
         Total ..................................   $  181,267   $      932   $     (463)   $  181,736
                                                    ==========   ==========   ==========    ==========
                                                                      December 31, 1997
                                                    --------------------------------------------------
                                                     Amortized   Unrealized   Unrealized      Market
                                                       Cost        Gains        Losses         Value
                                                    ----------   ----------   ----------    ----------
Available-for-sale:
   U.S. Treasuries ..............................   $   15,003   $      100   $        0    $   15,103
   U.S. Government Agencies .....................       76,957          114         (242)       76,829
   Mortgaged-backed securities and collateralized
      mortgage obligations ......................       74,304          250         (886)       73,668
   State and political subdivisions .............        2,749           41            0         2,790
   Other ........................................        1,970            0            0         1,970
                                                    ----------   ----------   ----------    ----------
         Total ..................................   $  170,983   $      505   $   (1,128)   $  170,360
                                                    ==========   ==========   ==========    ==========

      The amortized cost and estimated market value of investment securities at September 30, 1998 and December 31, 1997, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           September 30, 1998         December 31, 1997
                                         -----------------------   -----------------------
                                           Available-for-Sale        Available-for-Sale
                                         -----------------------   -----------------------
                                          Amortized     Market     Amortized      Market
                                            Cost        Value        Cost         Value
                                         ----------   ----------   ----------   ----------
Due in one year or less ..............   $   79,792   $   80,048   $   67,302   $   67,166
Due after one year through five years        37,463       37,920       27,616       27,724
Due after five years through ten years            0            0        6,892        6,881
Due after ten years ..................       64,012       63,768       69,173       68,589
                                         ----------   ----------   ----------   ----------
   Total .............................   $  181,267   $  181,736   $  170,983   $  170,360
                                         ==========   ==========   ==========   ==========

      As of September 30, 1998, the Company's entire investment portfolio was classified as available-for-sale and this classification resulted in an unrealized gain of approximately $469,000. This was reflected as an increase to available-for-sale securities of approximately $469,000 and a corresponding increase to shareholders' equity and a deferred tax asset of approximately $309,000 and $160,000, respectively. As of December 31, 1997, the classification resulted in an unrealized loss of approximately $623,000. This was reflected as a decrease to shareholders' equity and a deferred tax asset of approximately $411,000 and $212,000, respectively.

      During the nine months ended September 30, 1998, the Company sold various fixed rate securities with a total book value of approximately $38,224,000. The sale of these securities resulted in a net gain of approximately $7,000. These securities were sold primarily for liquidity purposes and to improve the overall yield of the investment portfolio as well as the Company's potential tax position. Called bonds with a book value of approximately $9,987,000 resulted in a gain of approximately $12,000 during the first nine months of 1998. During the nine months ended September 30, 1997, the Company sold various fixed rate securities with a total book value of approximately $53,160,000. These securities were sold primarily for liquidity purposes and resulted in a net loss of approximately $58,000.

      Securities with a par value of approximately $81,300,000 and $65,250,000 at September 30, 1998 and December 31, 1997, respectively, were pledged to secure public and trust deposits as required or permitted by law.

(5) LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES AND OTHER REAL ESTATE OWNED: The Bank makes agriculture, commercial, real estate, and installment loans to customers primarily in Victoria and surrounding counties. Although the Bank has a diversified loan and lease portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agricultural economic sector. Loans and leases are classified in the following categories (in thousands):

                                                   September 30,   December 31,
                                                   ------------    ------------
                                                        1998            1997
                                                   ------------    ------------
Commercial and financial .......................   $     62,779    $     57,648
Mortgage real estate ...........................        104,095          91,075
Construction real estate .......................          3,297           3,738
Agriculture ....................................         64,295          74,671
Consumer .......................................         43,289          38,996
                                                   ------------    ------------
      Total loans and leases ...................        277,755         266,128
Less -
   Unearned income .............................           (110)           (126)
   Allowance for loan and lease losses .........         (3,275)         (2,861)
                                                   ------------    ------------
      Net loans and leases .....................   $    274,370    $    263,141
                                                   ============    ============

      As of September 30, 1998 and December 31, 1997, the Bank was an equity participant in the leveraged lease of an aircraft. As the Bank has no general liability for the non-recourse debt attributable to the acquisition of such asset, the debt has been offset against the related rentals receivable. The net investment in leveraged lease consists of the following (in thousands):

                                                   September 30,   December 31,
                                                   ------------    ------------
                                                       1998            1997
                                                   ------------    ------------
Rentals receivable (net of principal
  and interest on non-recourse debt) ...........   $      5,772    $      5,772
Estimated residual value .......................          6,375           6,375
Unearned and deferred income ...................         (5,493)         (5,982)
                                                   ------------    ------------
Investment in leveraged lease ..................          6,654           6,165
Deferred income taxes ..........................         (2,850)         (1,388)
                                                   ------------    ------------
   Net Investment ..............................   $      3,804    $      4,777
                                                   ============    ============

      A summary of the components of income from the leveraged lease follows for the nine months ended September 30, 1998 and 1997, respectively.


                                                            1998           1997
                                                           -----          -----
         Income before income taxes ..............         $ 490          $ 262
Income tax expense ...............................          (167)           (89)
                                                           -----          -----
Net income from leveraged lease ..................         $ 323          $ 173
                                                           =====          =====

   Transactions in the allowance for loan and lease losses for the nine months ended September 30, 1998 and 1997 were as follows (in thousands):

                                                             1998         1997
                                                           -------      -------
Balance at beginning of period .......................     $ 2,861      $ 2,475
     Provision (credit) for loan and lease losses ....           0         (300)
     Loans and leases charged off ....................        (365)        (174)
     Recoveries of loans and leases charged off ......         779          849
                                                           -------      -------
Balance at end of period .............................     $ 3,275      $ 2,850
                                                           =======      =======

      The allowance is maintained at a reasonable level which management considers adequate to cover estimated losses inherent in the loan and lease portfolio. The Company's methodology is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. The components that comprise the allowance include basically two areas -- (1) specific allowances on loans and leases, and
(2) a general allowance based upon a historical moving average and amounts for factors which are considered areas of additional risk. Management of the Company assesses the adequacy of the allowance for loan and lease losses quarterly using a three step procedure. First, loans and leases are reviewed and categorized as to potential risk based upon an internal grading. Specific allowances are then established for any loans and leases with identified loss potential after consideration of third-party appraisals of collateral value and management assessments of current economic conditions, guarantor support, cash flows, and other circumstances, as appropriate. Second, a general allowance is determined based upon the historical loss experience of the portfolio as a whole. These estimates are based upon historical data related to type of loan, risk assessment, historical loss experience and other factors. Third, the historical loss experience is adjusted based on estimates of losses in the portfolio as a whole that cannot be identified with specific loans and leases, taking into consideration local and national economic trends, volume of past due and seriously delinquent loans and leases, non-performing loans and leases, loan and lease concentrations, and other similar factors. These considerations are not limited to previous collection experience and include estimates of the effect of changing business trends and other environmental conditions. As conditions are continually changing, it is necessary for management to review the loan portfolio and market conditions quarterly and make appropriate adjustments to the allowance. Management believes that the allowance for loan and lease losses at September 30, 1998 and December 31, 1997 was adequate to cover expected losses based on economic circumstances known or anticipated at that time.

        Loans and leases on which the accrual of interest has been discontinued amounted to approximately $813,000 and $1,834,000 at September 30, 1998 and December 31, 1997, respectively. The effect of the reversal of previously accrued interest on interest income was approximately $9,000 and $22,000 for the nine months ended September 30, 1998 and 1997, respectively. If during the nine months ended September 30, 1998 and 1997 interest had been accrued at the stated rates, interest income would have increased by approximately $82,000 and $83,000, respectively. As of September 30, 1998, restructured loans and leases totaled approximately $1,533,000. The effect on net interest income resulting from the difference between the interest recognized on such loans and leases and the interest that would have been recognized at the original rate was approximately $10,000 for the nine months ended September 30, 1998. Interest income recorded on restructured loans and leases was approximately $98,000 for the nine months ended September 30, 1998. As of December 31, 1997, restructured loans and leases totaled approximately $1,539,000.

        Foreclosed assets are carried in other assets at the lower of loan balance or estimated fair value less estimated selling costs and totaled approximately $108,000 and $13,000 at September 30, 1998 and December 31, 1997, respectively. The Company recorded losses on sales of foreclosed assets of approximately $16,000 and $29,000 for the nine months ended September 30, 1998 and 1997, respectively.

      Total impaired loans and leases on the Company's books (including non-accrual and restructured loans and leases) amounted to approximately $2,346,000 and $3,373,000 as of September 30, 1998 and December 31, 1997,
respectively. Approximately $122,000 and $234,000 of the allowance for loan and lease losses was allocated specifically to these loans and leases as of September 30, 1998 and December 31, 1997, respectively. The average balance of impaired loans outstanding during the nine months ended September 30, 1998 was approximately $2,695,000. The average balance of impaired loans outstanding during 1997 was approximately $3,169,000.

(6)PREMISES AND EQUIPMENT: The following is a summary of premises and equipment (in thousands):


                                                   September 30,    December 31,
                                                       1998            1997
                                                   ------------    ------------
Land ...........................................   $      2,008    $      1,957
Buildings ......................................         13,142          13,099
Equipment and furniture ........................          7,485           7,534
                                                   ------------    ------------
                                                         22,635          22,590
Less -- Accumulated Depreciation ...............        (13,064)        (12,837)
                                                   ------------    ------------
                                                   $      9,571    $      9,753
                                                   ============    ============

(7)DEPOSITS: Time certificates of deposit of $100,000 or more amounted to approximately $76,424,000 and $65,584,000 at September 30, 1998 and December 31, 1997, respectively. Interest expense for these deposits was approximately $3,129,000 and $2,524,000 for the nine months ended September 30, 1998 and 1997, respectively.

(8)INCOME TAXES: The Company recorded current federal income tax expense of approximately $1,140,000 and $1,001,000 for the nine months ended September 30, 1998 and 1997, respectively. In addition, the Company recorded a deferred tax expense of approximately $1,186,000 and $893,000 for the nine months ended September 30, 1998 and 1997, respectively. As of September 30, 1998 and December 31, 1997, the Company had a net deferred tax liability of approximately $3,067,000 and $326,000, respectively, which was reflected in other liabilities on the consolidated financial statements.

(9) COMMITMENTS: The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve elements of credit and interest rate risk which are not recognized in the consolidated financial statements.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements, since the commitments may expire without being drawn upon. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include accounts receivable, inventory, equipment or real estate.

      The Bank's exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amounts of those instruments. As of September 30, 1998 and December 31, 1997, the Bank had commitments to extend credit of approximately $103,579,000 and $93,148,000 and standby letters of credit of approximately $1,243,000 and $866,000, respectively. The following is a breakdown of commitments by type (in thousands):

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
Commercial and financial .......................    $     35,437    $     32,699
Real Estate ....................................           6,556           4,437
Agriculture ....................................          39,425          34,939
Consumer .......................................          22,161          21,073
                                                    ------------    ------------
      Total ....................................    $    103,579    $     93,148
                                                    ============    ============

(10) LITIGATION: In the normal course of business, the Company has become involved in routine claims and lawsuits, but management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

(11) EMPLOYEE BENEFITS: The Bank's Employees' Profit Sharing Plan is a 401(k) salary deferral plan, and, prior to January 1, 1998, employees were eligible to defer up to 7% of compensation. As of January 1, 1998, employees were eligible to defer up to 10% of their compensation. In addition, participants are allowed to borrow up to 50% of their vested portion for specific purposes identified in the plan. Based upon the employee's contribution, the Bank contributes a matching amount equal to 50% of the employee's contribution, not to exceed 5% of compensation. At the discretion of the Board of Directors, additional amounts can be contributed annually to the plan by the Bank. All employees with at least one year of service are eligible to participate in the plan and employer contributions become fully vested after 7 years of service by the employee. The plan is administered by the Trust and Investment Management Department of the Bank and is prohibited from investing in the common stock of the Company. Contributions to the plan by the Bank for the nine months ended September 30, 1998 and 1997 were approximately $98,000 and $64,000, respectively.

      The Bank's Incentive Compensation Plan is administered by the Compensation and Retirement Committee of the Board of Directors (the "Committee"). The Committee determines which officers may participate in the plan and the extent of their participation. All awards are contingent upon the Bank's attaining certain financial objectives established annually by the Committee. Prior to 1997, the plan provided for a portion of an annual award to be distributed in cash with the remainder in the form of performance units. Performance units are determined by dividing the portion of the award to be paid in performance units by the book value per share of common stock at the end of the year in which the award is earned. The performance units may be redeemed equally over the three years following the award at the option of the participant. Performance units entitle participants to receive a future payment in cash equal to the book value of the Company common stock at the date of redemption. Accruals of additional expense for each unredeemed performance award will be made in future years to reflect increases in the book value per share of common stock of the Company. Total expense of the plan recorded by the Bank for the nine months ended September 30, 1998 and 1997 was approximately $13,000 and $15,000, respectively, representing accruals for the increase in book value per share of common stock related to previously awarded performance units. As of January 1, 1997, no further awards were made pursuant to this plan.

      On July 15, 1997, the Compensation and Retirement Committee approved an Officer Annual Incentive Plan effective as of January 1, 1997. The revised plan is administered by the Committee and all awards are payable entirely in cash and are contingent upon the Bank's attaining various growth and financial objectives to be determined annually. The Bank recorded expense associated with this plan of approximately $400,000 and $225,000 during the first nine months of 1998 and 1997, respectively.

      A noncontributory defined benefit pension plan covers the Bank's employees who meet specified age and length of service requirements and provides for a single benefit formula that is based on the participant's final adjusted monthly compensation. The plan holds assets comprised of U.S. Treasury bonds, U.S. Government agency securities, corporate bonds, notes and common stock. Funding is limited to the maximum amounts that are available for deduction for federal income tax purposes.

In March 1998, the FVNB Corp. Stock Incentive Plan was adopted by the Company and subsequently approved by the shareholders in May 1998. The plan is intended to advance the interests of the Company and its shareholders by affording persons eligible under the plan an opportunity to increase their equity interest in the Company. The plan is administered by a committee comprised of either (I) the entire Board of Directors or (ii) a committee of the Board of Directors consisting of at least two members of the Board of which each shall be a non-employee director. As of September 30, 1998, there were 52,000 options outstanding. No options were exercised during the first nine months of 1998.

 (12)RELATED PARTY TRANSACTIONS: In the ordinary course of business, the Bank makes loans to certain directors and executive officers of the Company and the Bank, and entities related to those individuals, on substantially the same terms and conditions as loans to unrelated parties (see Note 5). An analysis of loans to certain directors and executive officers of the Company and the Bank and entities related to those individuals, is provided for the nine months ended September 30, in the following table (in thousands):

                                                        1998             1997
                                                       -------          -------
Balance at beginning of year .................         $ 3,882          $ 1,599
   Additions .................................           2,381            6,839
   Reductions ................................          (3,052)          (5,244)
                                                       -------          -------
Balance at end of period .....................         $ 3,211          $ 3,194
                                                       =======          =======

        Approximately 24.07% of the Company's outstanding stock was owned by principal shareholders, directors, and executive officers of the Company at September 30, 1998. In addition, approximately 10.50% of the stock was held by Oster and Company at September 30, 1998. Oster and Company is the nominee for stock held in trust by the Trust Department of the Bank.

        The aggregate deposits owned by principal shareholders, directors, and executive officers of the Company at September 30, 1998 and December 31, 1997 amounted to approximately 2.37% and 2.66%, respectively, of total deposits.

(13)TRUST ASSETS: Trust assets and other properties, except cash deposits, held by the Bank in agency or other fiduciary capacities for its customers are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The book value of trust assets (unaudited) was approximately $192,471,000 and $164,907,000 at September 30, 1998 and December 31, 1997, respectively.

(14) OTHER BORROWINGS: The following table represents the contractual principal reductions due on the other borrowings of the Company as of September 30, 1998 and December 31, 1997 in thousands. The weighted average contractual rate on the balances of other borrowings outstanding was 6.30% and 6.53% as of September 30, 1998 and December 31, 1997, respectively. The balances shown are comprised entirely of Federal Home Loan Bank advances.

                                                    September 30,   December 31,
                                                       1998             1997
                                                    ------------    ------------
Within one year ................................    $      4,152    $        411
One to two years ...............................             449           4,042
Two to three years .............................           4,111             357
Three to four years ............................             315           3,982
Four to five years .............................           2,688             210
After 5 years ..................................           7,542           3,626
                                                    ------------    ------------
      Total ....................................    $     19,257    $     12,628
                                                    ============    ============

(15)SHAREHOLDERS' EQUITY: On July 21, 1998, the Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on August 13, 1998 to shareholders of record as of July 30, 1998. In addition, on October 29, 1998 the Company's Board of Directors declared a regular cash dividend of $.35 per share payable on November 23, 1998 to shareholders of record as of November 9, 1998. As of September 30, 1998 and December 31, 1997, the Company had approximately $7,792,000 and $8,372,000, respectively, available for the payment of dividends.

      In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" and No. 129 "Disclosure of Information About Capital Structure". These statements established standards for calculating earnings per share and the reporting requirements for earnings per share and the Company's capital structure. The Company adopted these standards effective for the year ended December 31, 1997 for all periods shown in the consolidated financial statements. The adoption of the standards had no material impact on the Company's calculation or presentation of earnings per share or disclosure.

      The Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators which, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Company has satisfied all capital adequacy requirements to which it is subject.

        As of September 30, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below (dollars in thousands). There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                             To Be Well Capitalized Under Prompt
                                  Actual            For Capital Adequacy Purposes                Corrective Action-Provision
                             ---------------  ----------------------------------------  --------------------------------------------
                              Amount   Ratio   Amount               Ratio                Amount                Ratio
                             -------   -----  -------  -------------------------------  --------   ---------------------------------
As of September 30, 1998:
 Total Capital
  (to Risk Weighted Assets)  $60,026   19.48% $24,653  (Greater than or equal to) 8.00%  $30,816   (Greater than or equal to) 10.00%
 Tier I Capital
  (to Risk Weighted Assets)   56,751   18.42%  12,327  (Greater than or equal to) 4.00%   18,490    (Greater than or equal to) 6.00%
 Tier I Capital
  (to Average Assets) .....   56,751   11.01%  20,613  (Greater than or equal to) 4.00%   25,766    (Greater than or equal to) 5.00%
As of December 31, 1997:
 Total Capital
  (to Risk Weighted Assets)   57,395   19.65%  23,361  (Greater than or equal to) 8.00%   29,202   (Greater than or equal to) 10.00%
 Tier I Capital
  (to Risk Weighted Assets)   54,534   18.67%  11,681  (Greater than or equal to) 4.00%   17,521    (Greater than or equal to) 6.00%
 Tier I Capital
  (to Average Assets) .....   54,534   11.99%  18,189  (Greater than or equal to) 4.00%   22,736    (Greater than or equal to) 5.00%

(16)FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

      The fair values of investment securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      The fair values of loans and leases are determined by stratifying the loan portfolio into various homogeneous groupings. The expected future cash flows of each grouping are then discounted using current period end market rates for similar loans. The assigned discount rate may or may not be the contractual rate in effect with the obligor. The rate is that at which a loan with similar credit risk and terms would be entered into at the balance sheet date and is determined using the Company's internal credit quality ranking and pricing system.

      The fair values of time deposits are determined by stratifying the deposits into homogeneous groupings. The expected future cash flows of each grouping are then discounted using current period end market rates for similar deposits.

      The fair values of other borrowings are determined by stratifying the borrowings into homogeneous groupings. The future cash flows of each grouping are then discounted using current period end market rates for similar borrowings.

      The fair values of cash and due from banks, federal funds sold, federal funds purchased and securities sold under agreements to repurchase, and accrued interest payable and receivable are assumed to approximate book value due to their short term nature. The fair values of demand deposits, savings deposits, and money market and NOW accounts are also assumed to approximate book value and reflect the amounts payable on demand as of the period end date.

      The fair values of letters of credit and loan commitments are estimated using fees charged to enter into similar agreements. The estimated fair values of these instruments are not deemed to be significant.

The following table represents the estimated fair values of the Company's financial instruments, in thousands:

                                                   September 30, 1998            December 31, 1997
                                               ---------------------------   ---------------------------
                                                Book Value     Fair Value     Book Value     Fair Value
                                               ------------   ------------   ------------   ------------
Financial Assets:
      Cash and due from banks ..............   $     20,879   $     20,879   $     29,548   $     29,548
      Federal funds sold ...................         38,450         38,450         20,200         20,200
      Investment securities:
            Available-for-sale .............        181,736        181,736        170,360        170,360
      Loans and leases, net ................        274,370        274,165        263,141        260,139
      Accrued interest receivable ..........          5,675          5,675          4,201          4,201
Financial Liabilities:
      Time deposits ........................        223,044        224,707        199,887        200,139
      Other deposits .......................        220,957        220,957        216,142        216,142
                                               ------------   ------------   ------------   ------------
            Total deposits .................        444,001        445,664        416,029        416,281
      Federal funds purchased and securities
         sold under agreements to repurchase          5,125          5,125         10,300         10,300
      Other borrowings .....................         19,257         20,286         12,628         12,587
      Accrued interest payable .............          1,969          1,969          1,725          1,725

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis presents the significant changes in the results of operations and financial condition for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes and supplemental data included in this report.

RESULTS OF OPERATIONS

      For the nine months ended September 30, 1998, the Company recorded net income of approximately $4,562,000, or $1.92 per share, compared to approximately $3,809,000, or $1.61 per share, for the same period in 1997. The return on average assets of 1.18% and return on average equity of 10.64% for the first nine months of 1998 compare to amounts of 1.14% and 9.42%, respectively, for the same period in 1997.

NET INTEREST INCOME

      Net interest income, for the nine months ended September 30, 1998, amounted to approximately $14,866,000 compared to $12,947,000 for the same period in 1997. This represents an increase of approximately $1,919,000 or 14.82%. Average earning assets increased approximately $61,489,000, or 14.70%, from $418,369,000 at September 30, 1997, to $479,858,000 at September 30, 1998.
The corresponding yields on these assets decreased only three basis points from 7.85% to 7.82% over the same period. Average interest bearing liabilities increased approximately $50,982,000 or 15.08%, from $338,069,000 at September 30, 1997 to $389,051,000 at September 30, 1998. The corresponding cost of funds decreased approximately three basis points from 4.55% to 4.52% over the same period.

INTEREST RATE SENSITIVITY

      The Company's general strategy with regard to asset/liability and interest rate risk management is to match maturities and amounts of interest rate sensitive assets with maturities and amounts of interest rate sensitive liabilities in such a manner as to minimize risk exposure resulting from changes in market rates. While matching interest rate sensitivity will provide some insulation from adverse changes in market rates, it will not assure a stable net interest spread, as yields and rates may change simultaneously but in varying degrees. Such changes in market rates and spreads could materially affect the overall net interest income spread even in situations where asset/liability sensitivities are perfectly matched.

      The Company calculates and monitors interest rate sensitivity in various ways. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that reprice or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should normally have a positive effect on net interest income since assets will generally reprice faster than liabilities. Conversely, net interest income should normally contract somewhat in a period of declining interest rates. This type of analysis should be used with caution, however, since gap positions at any given time may be quickly changed by management in response to market conditions.

      Since market rate changes do not affect all categories of assets and liabilities equally or at the same time, simulation analysis is also employed by the Company to supplement its gap analysis and further quantify interest rate risk exposure in various rate environments. On an ongoing basis, the Company reviews its internal pricing strategies in conjunction with its gap position in order to appropriately price deposit and loan products in response to anticipated market rate conditions. In addition, various investment securities are considered for purchase that include a balance of short term fixed rate instruments to limit exposure in a stable rate environment as well as variable rate instruments to guard against exposure to falling interest margins in a rising rate environment.

      While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates in the near term will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the nine months ended September 30, 1998, there have been no material changes in the Company's market risk.

NON-INTEREST INCOME

      Total non-interest income for the nine months ended September 30, 1998 was approximately $4,069,000 compared to $3,599,000 for the same period in 1997. This represents an increase of approximately $470,000, or 13.06%. During the first nine months of 1998, the Company sold various investment securities resulting in a net gain of approximately $19,000. This compares to sales of securities during the first nine months of 1997 resulting in a net loss of approximately $58,000. These sales are discussed in Note 4 to the consolidated financial statements. Trust service fees increased approximately $78,000, or 7.26%, from 1997 to 1998 due primarily to an overall increase in the volume of accounts serviced. Service charges and fees on deposit accounts increased approximately $186,000, or 8.39%, also due to an overall increase in the volume of accounts serviced as well as an increase in fee collections. Other non-interest income increased approximately $116,000, or 29.67%, due primarily to an increase in commission fee income and credit card fee income as well as safe deposit rental income related to the Taft Branch.

NON-INTEREST EXPENSE

      Total non-interest expense for the nine months ended September 30, 1998 was approximately $12,047,000 compared to $11,143,000 for the same period in 1997. This represents and increase of approximately $904,000, or 8.11%. Salaries and wages increased approximately $438,000, or 8.26% from 1997 to 1998 due in part to the addition of the Taft Branch staff in December 1997 as well as a greater accrual for incentive compensation recorded during the first nine months of 1998 compared to the same period in 1997. Employee benefits increased approximately $136,000, or 17.57%, from 1997 to 1998 due primarily to increased costs associated with the Company=s group medical insurance plan as well as higher expenses related to the Company's matching portion of the 401(k) plan and higher funding costs related to the Company's pension plan. Net occupancy expense also increased approximately $103,000, or 12.44%, due primarily to the addition of expenses related to the operation of the Taft Branch facility. Furniture and equipment expense as well as communication and supplies expense increased approximately $71,000, or 14.67%, and $105,000, or 15.26%, respectively, also due primarily to the addition and ongoing operation of the Taft Branch location. Data Processing expense increased approximately $36,000, or 5.09%, due primarily to increased depreciation expense related to the purchase of computer equipment as well as software customization costs. Professional fees decreased approximately $81,000, or 20.09% from 1997 to 1998 due primarily to a reduction in required legal services during 1998. FDIC insurance premium costs remained fairly stable during the first nine months of 1998 compared to the same period in 1997. Marketing and advertising expense decreased approximately $13,000, or 3.25%, due in part to the continuing effort to develop and utilize in-house marketing campaigns. Other non-interest expense increased approximately $107,000, or 7.43%, due primarily to the amortization of goodwill recognized as a result of the purchase of Taft Branch in December 1997.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses is maintained at a level considered appropriate by management and is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. In evaluating the adequacy of the allowance, management incorporates such factors as local and national economic trends, volume of past due and seriously delinquent loans, non-performing loans, loan concentrations, and other similar factors. These considerations are not limited to previous collection experience but also include estimates of the effect of changing business trends and other environmental conditions. The determination of the adequacy of the allowance for loan and lease losses can be made only on a judgmental basis. Management of the Company believes that the allowance for loan and lease losses at September 30, 1998 and December 31, 1997 was adequate to cover expected losses based on economic circumstances known or anticipated at that time. As conditions are continually changing, it is necessary for management to review the loan and lease portfolio and market conditions and make appropriate adjustments to the allowance. Any necessary changes to the allowance resulting from revised loss estimates will be reflected in future earnings.

      The allowance for loan and lease losses was approximately $3,275,000, or 1.19% of total loans and leases at September 30, 1998, compared to $2,861,000, or 1.08% of loans and leases at December 31, 1997. Net recoveries of loans previously charged off during the first nine months of 1998 were approximately $414,000 compared to net recoveries of loans previously charged off of approximately $675,000 during the first nine months of 1997.

        Following is an analysis of the allowance for loan and lease losses for the nine months ended September 30, (in thousands):

                                                            1998        1997
                                                           -------     -------
Balance at beginning of year ...........................   $ 2,861     $ 2,475
Provision (credit) charged to operating expense ........         0        (300)
Loans and leases charged off:
      Commercial and financial .........................       (83)        (43)
      Real estate ......................................         0          (2)
      Agriculture ......................................       (72)          0
      Consumer .........................................      (210)       (129)
                                                           -------     -------
            Total charged off ..........................      (365)       (174)
                                                           -------     -------
Recoveries of loans and leases previously charged off:
      Commercial and financial .........................       197         211
      Real estate ......................................        43         592
      Agriculture ......................................       501           7
      Consumer .........................................        38          39
                                                           -------     -------
Total recoveries .......................................       779         849
                                                           -------     -------
Net loans and leases (charged off) recovered ...........       414         675
                                                           -------     -------
Balance at end of quarter ..............................   $ 3,275     $ 2,850
                                                           =======     =======
Allowance for loan and lease losses as a percentage
  of total loans and leases ............................      1.19%       1.16%
Net recoveries as a percentage of average
 loans and leases outstanding ..........................       .15%        .30%

NON-PERFORMING ASSETS
                                                               September 30,
                                                           -------------------
Past due 90 days or more and still accruing:                 1998        1997
                                                           -------     -------
      Commercial and financial .........................   $     0     $     5
      Real estate ......................................        49          22
      Agriculture ......................................        24          78
      Consumer .........................................        35          48
                                                           -------     -------
Total past due 90 days or more .........................   $   108     $   153
                                                           =======     =======
Non-accrual:
      Commercial and financial .........................   $    66     $    84
      Real estate ......................................       565       1,014
      Agriculture ......................................       182         568
      Consumer .........................................         0           0
                                                           -------     -------
        Total non-accrual ..............................       813       1,666
                                                           -------     -------
Restructured Loans:
      Commercial and financial .........................         0           0
      Real estate ......................................       750         750
      Agriculture ......................................       783         938
      Consumer .........................................         0           0
                                                           -------     -------
        Total restructured loans .......................     1,533       1,688
Real estate and other collateral acquired
 through foreclosure ...................................       108           0
                                                           -------     -------
Total non-performing assets ............................   $ 2,454     $ 3,354
                                                           =======     =======
Non-performing assets as a percentage of
 loans and other non-performing assets .................       .88%       1.36%

      Foreclosed assets are carried in other assets at the lower of the loan balance or estimated fair value less estimated selling costs and totaled approximately $108,000 and $13,000 at September 30, 1998 and December 31,

1997, respectively. The Company recorded losses on sales of foreclosed assets of approximately $16,000 and $29,000 for the nine months ended September 30, 1998 and 1997, respectively.

      The Company accounts for impaired loans and leases in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure". These standards address the accounting by creditors for the impairment of certain loans and leases as well as the accounting for troubled debt restructurings. A loan and lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. The standards require that impaired loans that fall within the scope of SFAS No. 114, as amended by SFAS No. 118, be measured based on the present value of expected future cash flows for each loan or lease discounted at the effective interest rate or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans and leases on the Company's books (including non-accrual and restructured loans and leases) amounted to approximately $2,345,000 and $3,373,000 as of September 30, 1998 and December 31, 1997, respectively. As of September 30, 1998 and December 31, 1997, approximately $122,000 and $234,000, respectively, of the allowance for loan and lease losses was allocated specifically to these loans.

LIQUIDITY

      Liquidity is the Company's ability to meet potential depositor withdrawals, to provide for customer credit needs, to maintain adequate statutory reserve levels, and to take full advantage of investment opportunities as they arise. The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

      Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future ("liquid assets"). These include federal funds sold, time deposits in banks, investment securities and loans which are nearing maturity. At September 30, 1998, the Company's liquidity ratio defined as liquid assets as a percentage of deposits was 42.92%. Liability liquidity is provided by access to funding sources, principally core depositors and correspondent banks which maintain accounts with and sell federal funds to the Company.

CAPITAL

      On July 21, 1998, the Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on August 13, 1998 to shareholders of record as of July 30, 1998. In addition, on October 29, 1998, the Company's Board of Directors declared a regular cash dividend of $.35 per share payable on November 23, 1998 to shareholders of record as of November 9, 1998. As of September 30, 1998 and December 31, 1997, the Company had approximately $7,792,000 and $8,372,000, respectively, available for the payment of dividends.

      The Office of the Comptroller ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") have issued comprehensive guidelines implementing risk-based capital requirements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy and encourage the holding of liquid, low-risk assets. Under these guidelines, at September 30, 1998 and December 31, 1997, the Bank was required to maintain a minimum ratio of total capital-to-risk-weighted assets of 8.00% of which at least 4.00% must be in the form of Tier I capital. Tier I capital is comprised of the Bank's common stock, surplus and retained earnings. At September 30, 1998 and December 31, 1997, the percent of total capital-to-risk-weighted assets was 19.48% and 19.65%, respectively, and currently exceeds the regulatory requirements. The Bank's Tier I capital ratio as of September 30, 1998 and December 31, 1997 was 18.42% and 18.67%, respectively, and well in excess of the required ratios.

      Tier I leverage ratio is defined as a bank's Tier I capital divided by its adjusted average total assets (net of allowance for loan losses). The minimum leverage ratio is 3.00% for banking organizations carrying the highest regulatory rating. Other institutions are expected to maintain a leverage ratio of at least 4.00% to 5.00% depending upon their particular condition. At September 30, 1998 and December 31, 1997, the Bank's Tier I leverage ratio was 11.01% and 11.99%, respectively, which exceeds the regulatory minimum.

THE YEAR 2000 ISSUE

      The Year 2000 issue involves certain assumptions that were incorporated into the design of many existing computer programs. To conserve expensive computer storage space, many older computer programs determine dates using only two digits to identify the year. In some systems, the assumption that 1900 is the century causes these programs to treat "00" as 1900 rather than 2000. This assumption could cause computer programs and hardware to fail entirely or create erroneous or meaningless results. The Company relies heavily on software applications that could be affected by Year 2000 issues.

      Achieving Year 2000 compliance is one of the Company's highest priorities. Senior management and the Board of Directors have been actively involved in overseeing Year 2000 compliance efforts. To that end, the Board adopted a Year 2000 Project Plan which was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's interagency statement "Year 2000 Project Management Awareness". The Year 2000 Project Plan consists of five phases: awareness, assessment, renovation, validation, and implementation. The plan calls for completion of all necessary renovation by December 31, 1998, with validation and testing to be completed by March 31, 1999. The Company's Year 2000 Steering Committee, led by the Year 2000 Senior Officer and the Year 2000 Project Leader, is responsible for implementing and monitoring the Year 2000 Project Plan, with the Board of Directors receiving progress reports quarterly. Management believes that its program is producing the appropriate level of preparedness.

      The Company has contacted its major computer service providers and has received assurances that those services will function properly on and after January 1, 2000. Testing by the Company to validate those assurances began in the third quarter of this year, and is expected to be substantially complete by December 31, 1998 for in-house applications, and by March 31, 1999 for service providers. The Company has already determined that certain computer hardware and software, including some systems with embedded technology, must be revised or replaced to be Year 2000 compliant. Those replacements and revisions are progressing on schedule, and are expected to be substantially complete by this year-end. The Company does not expect the costs associated with renovating those systems to be significant or to materially impact its financial condition or results of operations. Currently, the Company estimates the final cost of its Year 2000 compliance plan, excluding normal salary costs for Company personnel working on the project, to be less than $250,000. These costs, with the exception of capital expenditures, are being expensed as incurred and totaled approximately $200,000 for the first three quarters of 1998, including capital expenditures. The anticipated costs of compliance and expected completion dates are based upon management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans, availability of testing facilities, and other factors beyond the control of the Company.

      Regardless of the Year 2000 compliance of the Company's systems, there is no complete assurance that the Company will not be adversely affected to the extent other entities not affiliated with the Company fail to properly address this issue. In an effort to minimize this possibility, active communication has been on-going between the Company and its external service providers and intermediaries. Public awareness sessions have been hosted by the Company for customers and other interested parties during 1998, and will continue in 1999. In addition, the Company has sent correspondence and informational brochures to customers and suppliers, and such communication is planned to continue throughout the coming year. Also, a risk reduction program was initiated this year to address potential Year 2000 exposure in the loan portfolio. Even with the Company's best efforts to achieve Year 2000 compliance, significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of Year 2000 issues could have a material adverse effect on the Company.

      The Company has adopted contingency plans for the failure of its mission critical systems in the event of unforeseen disruptions in the Company's data processing capabilities. The plans focus on strategies that would be implemented in the event of Year 2000 related problems. These strategies include the ability to continue to safely operate the Company and to execute customer transactions in the event of area wide interruptions due to loss of power or telecommunications, or problems with the Company's computer systems. These plans are subject to testing and review procedures in conjunction with the Year 2000 plan.

      Federal bank regulators have enforcement powers with respect to Year 2000 compliance. Failure to implement an acceptable Year 2000 readiness plan could result in the disapproval of expansion applications filed with bank regulatory agencies or the imposition of cease and desist orders or civil money penalties.

FORWARD-LOOKING INFORMATION

      Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

      Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements include among others, the following possibilities:
(I) changes in local, state, national and international economic conditions,
(II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as customers, competitors and potential competitors, are subject, including banking, tax, securities, insurance and employment laws and regulations, and (IV) increased competition from both within and without the banking industry. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

AVERAGE BALANCE SHEETS AND INTEREST RATES  (1)

                                                                 Three Months Ended September 30,
                                                  ---------------------------------------------------------------------
                                                                1998                                  1997
                                                  --------------------------------    ---------------------------------
                                                     (4)       Interest                  (4)        Interest
                                                   Average      Income/    Yield/      Average      Income/     Yield/
                                                   Balance      Expense     Cost       Balance      Expense      Cost
                                                  ---------    ---------   -------    ---------    ---------   -------
ASSETS
Earning assets:
   Due from banks .............................   $      14    $       1     27.95%   $      14    $       1     27.95%
   Federal funds sold .........................      31,184          434      5.45       18,457          253      5.36
   Investment securities, available-for-sale:
      Taxable .................................     175,961        2,692      6.12      153,836        2,412      6.27
      Tax-exempt (2) ..........................       1,823           33      7.24        2,806           53      7.56
Loans and leases (3) ..........................     278,316        6,360      9.07      243,485        5,577      9.09
                                                  ---------    ---------   -------    ---------    ---------   -------
Total earning assets ..........................     487,298        9,520      7.75      418,598        8,296      7.86
                                                  ---------    ---------   -------    ---------    ---------   -------
Less allowance for loan and lease losses ......      (3,265)                             (2,841)
Non-earning assets ............................      41,343                              34,530
                                                  ---------                           ---------
TOTAL ASSETS ..................................   $ 525,376                           $ 450,287
                                                  =========                           =========
LIABILITIES
Interest bearing liabilities:
   Deposits:
      Savings, NOW, & MMA accounts ............   $ 147,956        1,104      2.96    $ 124,866          978      3.38
      Time deposits ...........................     222,533        3,011      5.37      192,367        2,593      5.35
                                                  ---------    ---------   -------    ---------    ---------   -------
         Total interest bearing deposits ......     370,489        4,115      4.41      317,233        3,571      4.70
   Federal funds purchased and securities sold
      under agreements to repurchase ..........       5,179           71      5.36        6,072           83      5.35

   Other borrowings ...........................      19,303          305      6.18       12,772          210      6.43
                                                  ---------    ---------   -------    ---------    ---------   -------
         Total interest bearing liabilities ...     394,971        4,491      4.51      336,077        3,864      4.70
                                                  ---------    ---------   -------    ---------    ---------   -------
Non-interest bearing liabilities:
   Demand deposits ............................      66,411                              54,584
   Other liabilities ..........................       5,690                               4,056
                                                  ---------                           ---------
         Total non-interest bearing liabilities      72,101                              58,640
Shareholders' Equity ..........................      58,304                              55,570
                                                  ---------                           ---------
           TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY .............   $ 525,376                           $ 450,287
                                                  =========                           =========
Net Interest Income ...........................                $   5,029                           $   4,432
                                                               =========                           =========
Interest Differential .........................                               3.24%                               3.16%
                                                                           =======                             =======
Net Interest Margin ...........................                               4.09%                               4.20%
                                                                           =======                             =======

-----------------
(1)     DOLLARS IN THOUSANDS AND INCOME AND RATES ON TAX-EQUIVALENT BASIS.
(2)     INCLUDES TAX EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)     INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)     ALL AMOUNTS SHOWN AT AMORTIZED COST.

AVERAGE BALANCE SHEETS AND INTEREST RATES  (1)

                                                                 Nine Months Ended September 30,
                                                  ---------------------------------------------------------------------
                                                                1998                                  1997
                                                  --------------------------------    ---------------------------------
                                                     (4)       Interest                  (4)        Interest
                                                   Average      Income/    Yield/      Average      Income/     Yield/
                                                   Balance      Expense     Cost       Balance      Expense      Cost
                                                  ---------    ---------   -------    ---------    ---------   -------
ASSETS
Earning assets:
   Due from banks .............................   $      40    $       2      6.54%   $       7    $       1     19.67%
   Federal funds sold .........................      23,832          980      5.42       13,462          540      5.29
   Investment securities, available-for-sale:
      Taxable .................................     176,896        8,174      6.16      173,197        8,211      6.32
      Tax-exempt (2) ..........................       2,324          128      7.34        4,974          291      7.80
Loans and leases (3) ..........................     276,766       18,772      9.07      226,729       15,508      9.14
                                                  ---------    ---------   -------    ---------    ---------   -------
         Total earning assets .................     479,858       28,056      7.82      418,369       24,551      7.85
                                                  ---------    ---------   -------    ---------    ---------   -------
Less allowance for loan and lease losses ......      (2,996)                             (2,710)
Non-earning assets ............................      40,355                              34,208
                                                  ---------                           ---------
TOTAL ASSETS ..................................   $ 517,217                           $ 449,867
                                                  =========                           =========
LIABILITIES
Interest bearing liabilities:
   Deposits:
      Savings, NOW, & MMA accounts ............   $ 147,564        3,307      3.00    $ 132,510        3,217      3.25
      Time deposits ...........................     217,889        8,764      5.38      185,068        7,359      5.32
                                                  ---------    ---------   -------    ---------    ---------   -------
         Total interest bearing deposits ......     365,453       12,071      4.42      317,578       10,576      4.45
   Federal funds purchased and securities sold
      under agreements to repurchase ..........       6,105          246      5.31        7,614          300      5.20
   Other borrowings ...........................      17,493          828      6.24       12,877          629      6.44
                                                  ---------    ---------   -------    ---------    ---------   -------
         Total interest bearing liabilities ...     389,051       13,145      4.52      338,069       11,505      4.55
                                                  ---------    ---------   -------    ---------    ---------   -------
Non-interest bearing liabilities:
   Demand deposits ............................      64,739                              52,956
   Other liabilities ..........................       5,816                               4,057
                                                  ---------                           ---------
         Total non-interest bearing liabilities      70,555                              57,013
Shareholders' Equity ..........................      57,611                              54,785
                                                  ---------                           ---------
           TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY .............   $ 517,217                           $ 449,867
                                                  =========                           =========
Net Interest Income ...........................                $  14,911                           $  13,046
                                                               =========                           =========
Interest Differential .........................                               3.30%                               3.30%
                                                                           =======                             =======
Net Interest Margin ...........................                               4.15%                               4.17%
                                                                           =======                             =======

(1)     DOLLARS IN THOUSANDS AND INCOME AND RATES ON TAX-EQUIVALENT BASIS.
(2)     INCLUDES TAX EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)     INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)     ALL AMOUNTS SHOWN AT AMORTIZED COST.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   A description of legal proceedings is presented in Part I of this September 30, 1998 Form 10-Q in Note 10 to the financial statements (page 9).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 6.  EXHIBITS

   a) The following exhibits are filed as part of this report:

   * 3.1 Articles of Incorporation of the registrant [incorporated by reference from exhibit 3.1 of the registrant's registration statement on Form S-4. (333-47939) Filed on March 13, 1998.]

   *  3.2  Bylaws of the  registrant  [incorporated  by  reference  from exhibit 3.2 of the registrant's registration statement on Form S-4. (333-47939) Filed on March 13, 1998.]

      10.2 Agreement and Plan of Merger by and between FVNB Corp. and CBOT Financial Corporation dated as of October 8, 1998.

      27 FINANCIAL DATA SCHEDULE

   b) The following 8-Ks were filed during the period covered by this report:

      During the quarter ended September 30, 1998, the First Victoria National Bank filed a Form 8-K dated July 26, 1998. The purpose of the form was to report that First Victoria National Bank had declared a regular quarterly cash dividend of $.35 per share payable on August 13, 1998 to shareholders of record as of July 30, 1998.

      On September 17, 1998, the First Victoria National Bank filed a Form 8-K dated September 17, 1998. The purpose of the form was to report that First Victoria National Bank had become the holding company for First Victoria National Bank. A detailed description of the transaction is set forth in the Prospectus included in the Holding Company's Registration Statement NO. 33-47939 on Form S-4, filed with the Securities and Exchange Commission on March 13, 1998, as amended by post-effective amendment filed on April 8, 1998.

      On October 8, 1998, the Company filed a Form 8-K dated October 8, 1998. The purpose of the form was to report that on October 8, 1998, FVNB Corp. the holding company of First Victoria National Bank, approved a definitive agreement to acquire CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and CBOT Mortgage Company. Citizens Bank of Texas operates banking facilities in New Waverly, Huntsville, and The Woodlands, Texas.

      On October 29, 1998, the Company filed a Form 8-K dated October 29, 1998. The purpose of the form was to report that the Board of Directors of FVNB Corp. declared a cash dividend of $.35 per share payable on November 23, 1998, to shareholders of record on November 9, 1998.

      On November 4, 1998, the Company filed a Form 8-K dated November 4, 1998. The purpose of the form was to report that the Board of Directors of First Victoria National Bank and FVNB Corp. had each appointed Walter T. Haenggi as a Director.

   *   Previously filed

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FVNB CORP.


November 12, 1998                     By:/s/ David M. Gaddis
     Date                                David M. Gaddis
                                         President and Chief Executive Officer


November 12, 1998                     By:/s/ C. Dee Harkey
     Date                                C. Dee Harkey
                                         Executive Vice President and Chief
                                         Operating Officer, Principal Accounting
                                         and Financial Officer