Form 10-K405
period 1998-12-31
FVNB CORP
filed 1999-03-31
CIK 1057437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                        Commission File Number: 333-47939

                                   FVNB CORP.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                 74-2871063
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

             101 MAIN STREET
             VICTORIA, TEXAS                              77901
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (512) 573-6321
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES __X__ NO ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of such stock as of March 16, 1999, was $71,397,385.

      The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of March 16, 1999 was 2,372,792 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Report on Form 10-K:

    Annual Report to Shareholders For the Year Ended December 31, 1998   Part II
    Proxy Statement for the 1999 Annual Meeting of Shareholders         Part III

                                   FVNB CORP.
                           ANNUAL REPORT ON FORM 10-K

                                                                            PAGE
                                     PART I.
ITEM 1.     Business...........................................................2
                General........................................................2
                Competition....................................................3
                Supervision and Regulation.....................................4
ITEM 2.     Properties.........................................................9
ITEM 3.     Legal Proceedings.................................................10
ITEM 4.     Submission of Matters to a Vote of Security Holders...............10

                                    PART II.

ITEM 5.     Market for Registrant's Common Stock and Related Security
                Holder Matters................................................10
ITEM 6.     Selected Financial Data...........................................10
ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................10
ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risks........11
ITEM 8.     Financial Statements and Supplementary Data.......................11
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................11

                                    PART III.
ITEM 10.    Directors and Executive Officers of the Registrant................11
ITEM 11.    Executive Compensation............................................11
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management....11
ITEM 13.    Certain Relationships and Related Transactions....................12

                                    PART IV.
ITEM 14.    Exhibits, Financial Schedules and Reports on Form 8-K.............12


FORWARD LOOKING STATEMENTS

      Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

      Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements include among others, the following possibilities:
(i) changes in local, state, national and international economic conditions,
(ii) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (iii) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as customers, competitors and potential competitors, are subject, including banking, tax, securities, insurance and employment laws and regulations, (iv) the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels, (v) the Company's inability to complete its Year 2000 action plan on a timely basis, and (vi) increased competition from both within and without the banking industry. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

      FVNB Corp. (the "Company") was organized in September 1998 as a bank holding company for First Victoria National Bank (the "Bank"). Chartered in 1890, First Victoria National Bank is located in Victoria, Texas and offers all usual commercial banking services. The Bank currently has three locations in Victoria as well as full service branches in Calhoun County and Taft, Texas. In addition, the Bank has three wholly owned operating subsidiaries: PMV, Inc., which is currently inactive, and was established for the purpose of acquiring, managing and liquidating assets acquired in satisfaction of debts previously contracted; First Victoria Community Development Corporation, which was established for the purpose of acquiring, developing, rehabilitating, managing, renting, and selling housing units primarily to benefit low and moderate income residents of the local area and to promote and invest in such community development projects; and First Victoria Leasing, Inc., which was established for the purpose of leasing activities of the Company. As of December 31, 1998, the Company had total assets of approximately $553,164,000; loans and leases, net of unearned discount, of approximately $292,862,000; and total deposits of approximately $454,740,000. The Company employed 215 people on a full-time basis and 32 people on a part-time basis as of December 31, 1998.

      On January 29, 1999, the Company completed the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and CBOT Mortgage Company. Citizens Bank of Texas will continue to operate as an independent subsidiary of the Company with its Board of Directors, officers and staff being retained. Existing banking facilities in New Waverly, Huntsville and The Woodlands, Texas will keep the name Citizens Bank of Texas, N.A. As of December 31, 1998, Citizens Bank of Texas had approximately $80 million in total assets including approximately $3 million in fixed assets.

      The Bank provides general commercial banking services to a variety of businesses and individuals located in Victoria County, Texas and the surrounding areas. Some of the loan services available to customers include: agriculture, commercial, real estate, home improvement, automobile, and personal loans. As of December 31, loans are classified in the following categories (in thousands). Included in commercial and financial loans is a net lease receivable totaling approximately $6,793,000 as of December 31, 1998.

                                               1998                      1997
                                               ----                      ----
                                        Amount          %         Amount          %
                                      ---------    ---------    ---------    ---------
Commercial and financial ..........   $  63,255           22%   $  57,648           22%
Mortgage real estate ..............     106,410           36       91,075           34
Construction real estate ..........       3,736            1        3,738            1
Agriculture .......................      75,793           26       74,671           28
Consumer ..........................      43,776           15       38,996           15
                                      ---------    ---------    ---------    ---------
Total loans and leases ............     292,970          100%     266,128          100%
Less
Unearned income ...................        (108)        --           (126)        --
Allowance for loan and lease losses      (3,308)        --         (2,861)        --
                                      ---------                 ---------
Net loans and leases ..............   $ 289,554         --      $ 263,141         --
                                      =========                 =========

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements, since the commitments may expire without being drawn upon. The

Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include accounts receivable, inventory, equipment or real estate. The prices and interest rates of the commitments are determined by the market conditions prevailing at the time the commitments are exercised.

      The Bank's exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. As of December 31, 1998 and 1997, the Bank had commitments to extend credit of approximately $100,204,000 and $93,148,000 and standby letters of credit of approximately $1,534,000 and $866,000 respectively. The following is a breakdown of commitments by type as of December 31, (in thousands):

                                                        1998               1997
                                                      --------          --------

Commercial and financial ...................          $ 35,279          $ 32,699
Real estate ................................             5,180             4,437
Agriculture ................................            35,524            34,939
Consumer ...................................            24,221            21,073
                                                      --------          --------
Total ......................................          $100,204          $ 93,148
                                                      ========          ========


      While the Bank's loan portfolio is diversified, a significant portion of the portfolio is in agriculture loans (approximately 26% of total loans) and therefore, may be deemed seasonal with regard to funding requirements. Also, the Bank has substantially no deposits from or loans to foreign customers.

      The Company does not anticipate that compliance with federal, state, and local provisions relating to the protection of the environment will have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

      In addition to loan services, the Company also offers deposit facilities and certificates of deposit for commercial customers and various checking, wire transfers, safekeeping, safe deposit, credit card, and savings and time deposit services for individuals.

      First Victoria National Bank's Trust and Investment Management Department also offers extensive trust services including estates, guardianships, personal trust and investment services, and pension and retirement plans. Trust assets and other properties, except cash deposits, held by the Bank in agency or other fiduciary capacities for its customers are not included in the Company's financial statements. The book value of trust assets (unaudited) was approximately $191,382,000 at December 31, 1998.

COMPETITION

      The Company competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Company, as well as with major regional banking and financial institutions headquartered in other areas of Texas and the United States. There are nine other financial institutions in Victoria County, including branches or subsidiaries of out-of-state multi-bank holding companies, branches of Texas banks and savings institutions. Deposit deregulation has intensified the competition for deposits among banks in recent years. The Company, however, is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. Additional competition is derived from credit unions, finance companies, brokerage firms, insurance companies, retailers, trust companies and other non-bank entities.

SUPERVISION AND REGULATIONS

      General - The Company. In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company's bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earningst of the Company are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

      FRB APPROVALS. The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to supervision by the FRB and to a certain extent the Texas Department of Banking (the "DOB"). The Company is required to file with the FRB annual reports and other information regarding the business operations of itself and its subsidiaries. It is also subject to examination by the FRB. Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, and must engage only in the business of banking, managing, controlling banks, and furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of any company provided such shares do not constitute more than 5% of the outstanding voting shares of the company and so long as the FRB does not disapprove such ownership. Another exception to this prohibition is the ownership of shares of a company the activities of which the FRB has specifically determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto.

      The restrictions on the activities of bank holding companies could change significantly if the Glass-Steagall Act of 1935 is reformed. Current congressional debate over reforming the Glass-Steagall Act is centered around whether enhanced bank powers should be conducted within a holding company or through bank subsidiaries. It is impossible to predict at this time whether any of the reform proposals will pass, or what effect the proposals would have on the Company or its subsidiaries.

      The BHCA and the Change in Bank Control Act of 1978 require that, depending on the circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exceptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities where the bank holding company, such as the Company, has registered Securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act").

      As a bank holding company, the Company is required to obtain approval prior to merging or consolidating with any other bank holding company, acquiring all or substantially all of the assets of any bank or acquiring ownership or control of shares of a bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company.

      INTERSTATE BANKING. In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which rewrote federal law governing the interstate expansion of banks in the United States. Effective as of September 29, 1995, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any state in the United States, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host state. Under the Interstate Banking Act, an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one state's deposits, or such higher or lower percentage established by the host state. The anti-concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas. As of December 31, 1998, many of Texas' largest bank holding companies had either merged with or been acquired by out-of-state banking concerns.

      In addition to providing for interstate acquisitions of banks by bank holding companies, the Interstate Banking Act provides for interstate branching by permitting mergers between banks domiciled in different states beginning June 1, 1997. The Interstate Banking Act provides that states may opt out of interstate branching by enacting non-discriminatory legislation prohibiting interstate bank mergers before June 1, 1997. In 1995, Texas passed legislation opting out of the interstate branching provisions of The Interstate Banking Act until September 1999. In May 1998, the Texas DOB determined that the Texas opt-out statute was not effective and the Texas DOB began accepting applications for interstate branching transactions. Currently, legislation implementing interstate branching is pending in the Texas legislature. No accurate prediction can be made at this time as to how this legislation will affect the Company and/or its bank subsidiaries.

      FRB ENFORCEMENT POWERS. The FRB has certain cease-and-desist and divestiture powers over bank holding companies and non-banking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. These powers may be exercised through the issuance of cease-and-desist orders or other actions. In the event a bank subsidiary experiences either a significant loan loss or rapid growth of loans or deposits, the Company may be compelled by the FRB to invest additional capital in the bank subsidiary. Further, the Company would be required to guaranty performance of the capital restoration plan of any undercapitalized bank subsidiary. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA in amounts up to $1,000,000 per day, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary. Under certain circumstances the Texas Banking Commissioner may bring enforcement proceedings against a bank holding company in Texas.

      COMPANY DIVIDENDS. The FRB's policy discourages the payment of dividends from borrowed funds and discourages payments that would affect capital adequacy. The FRB has issued policy statements which generally state that bank holding companies should serve as a source of financial and managerial strength to their bank subsidiaries, and generally should not pay dividends except out of current earnings, and should not borrow to pay dividends if the bank holding company is experiencing capital or other financial problems.

      CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

      AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports and other examination related correspondence. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

      GENERAL-BANK SUBSIDIARIES. As national banking associations, the Subsidiary Banks are principally supervised, examined and regulated by the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines such areas as capital adequacy, reserves, loan portfolio, investments and management practices. The Bank must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC. Because the FRB regulates the Company, the Federal Reserve Board has supervisory authority which affects the Bank.

      DEPOSIT INSURANCE. The deposits of the Bank are insured by the FDIC through the BIF to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. During 1996, Congress enacted legislation that, among other things, provides for assessments against BIF-insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations equal to $0.01296 per $100 of eligible deposits each year during 1997 through 1999. Thereafter, BIF and Savings Association Insurance Fund payers will be assessed pro rata for the FICO bond obligations.

      CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 1998 the Company's ratio of total capital-to-risk-weighted assets was 18.55%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The core deposit intangibles and goodwill of approximately $1,821,000 booked in connection with all the financial institution acquisitions of the Company as of December 31, 1998 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 1998 was 11.01%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible tier 1 leverage ratio applicable to it. Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the OCC. The Bank had a leverage ratio in excess of five percent as of December 31, 1998. As of that date, the federal banking agencies had not advised the Bank of any specific minimum leverage ratio applicable to it.

      Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions be taken if a bank is undercapitalized. Based on the Bank capital ratios as of December 31, 1998, the Bank was classified as "well capitalized" under the applicable regulations.

      In 1995, in accordance with FDICIA, the OCC modified its risk-based capital adequacy guidelines to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that it will consider in evaluating a bank's capital adequacy. In 1996, the bank regulatory agencies introduced risk-based examination procedures. Effective January 1, 1997, the federal banking agencies jointly adopted regulations that amend the risk-based capital standards to incorporate measures for market risk. Applicable banking institutions will be required to adjust their risk-based capital ratio to reflect market risk. On December 19, 1996, the FFIEC revised the Uniform Financial Institutions Rating System commonly referred to as the CAMEL rating system. A sixth component addressing sensitivity to market risk was added. Sensitivity to market risk reflects the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or economic capital.

      CONSERVATOR AND RECEIVERSHIP POWERS. FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event the Bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF, such as liquidation.

      INSOLVENCY. The OCC has articulated in a regulation the standards the OCC uses to determine when a national bank becomes insolvent. The regulation alters the standards such that a bank would be deemed to be insolvent for regulatory purposes when it lacks equity capital rather than when it lacks primary capital (principally equity capital plus the allowance for loan losses). Under the regulatory guidelines, the OCC is also authorized to declare a national bank insolvent when the bank is unable to meet its obligations as they mature.

      DEPOSITOR PREFERENCE. Because the Company is a legal entity separate and distinct from its bank subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation of a subsidiary bank, the claims of depositors and other general or subordinated creditors of the bank are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

      CRA. Under the Community Reinvestment Act ("CRA"), the OCC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The OCC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. The Bank received either an "outstanding" or "satisfactory" CRA rating in its most recently completed examination. Further, there are fair lending laws which prohibit discrimination in connection with lending decisions.

      CONSUMER LAWS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The subsidiary banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

      AFFILIATE TRANSACTIONS. The Company, and its bank subsidiaries are "affiliates" within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate's stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary's capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary's capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions.

      INSIDER LOANS. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

      LENDING RESTRICTIONS. The operations of the bank subsidiaries are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. The scope and requirements of such laws and regulations have been expanded significantly in recent years. Further, under the BHCA and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, recently the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company.

      The interest rate and usury laws of most states, including laws of the State of Texas, which laws are preempted to a certain extent by federal law, generally limit the amount of interest which lenders, including the Bank, may charge on loans. These limits may vary depending upon, among other things, the identity, nature and location of the lender and the borrower, use of proceeds of a loan, amount of the loan, type of collateral for the loan and the particular state or federal law applicable thereto. However, there is currently no limit on the rate of interest which the Bank may be charged on its liabilities, other than on certain types of deposits. Market rates of interest, adjusted for required reserves, on certain types of liabilities may rise to a level which may adversely affect interest margin and/or loan growth. During 1997, the Texas Constitution was amended to permit home equity lending effective January 1, 1998.

      DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The directors of a national bank are authorized to declare cash dividends on the capital stock of the bank, and the amount of the dividend is within the board's discretion. However, a dividend cannot be declared if: (1) it would exceed the bank's profits (12 U.S.C. Sec. 60); (2) it would impair the bank's capital (12 U.S.C. Sec. 56); or (3) the bank is in default on the payment of any assessment due to the FDIC (12 U.S.C. Sec. 1828). Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets less all current operating expenses, actual losses, accrued dividends on preferred stocks, if any, all federal and state taxes and bad debts (12 U.S.C. Sec. 60). The OCC adopted a regulation effective as of January 1, 1991, which prohibits the Bank from including its allowance for loan losses as an element of net profits when calculating the dividends the Bank may pay. Approval of the OCC will be required for any dividend paid by the Bank to the shareholders if the total of all actual and proposed dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock (12 U.S.C. Sec. 60). The OCC has also issued a banking circular emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and other factors. Please see Note 11 to the Notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report to Shareholders for a discussion of the dividend paying capacity of the Bank.

      OPERATING SUBSIDIARIES. During 1996, the Office of the Comptroller of the Currency (the "OCC") adopted a major overhaul of its rules governing corporate applications, practices, and notices. The new rule incorporates a risk-based approach to corporate applications and activities of national banks. The new rule includes authority for operating subsidiaries to conduct for the first time activities beyond those permitted for national banks directly. Under the new rule, an operating subsidiary engaged in activities not permissible for the parent bank must observe certain separateness requirements. National banks must file applications for prior OCC approval to establish, or acquire, operating subsidiaries engaged in activities that are not permissible for the parent bank and the OCC may grant such approval on a case by case basis.

      SUBCHAPTER S. As part of the Small Business Job Protection Act of 1996, financial institutions are now eligible to make an S election for federal income tax purposes. To qualify as an S corporation, a financial institution must (i) not use the reserve method of accounting for bad debts, (ii) have only one class of stock, (iii) have no more than seventy-five shareholders, and (iv) have no foreign shareholders. The Company currently does not qualify for the S election.

      INSTABILITY OF REGULATORY STRUCTURE. Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the bank subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.


                               ITEM 2. PROPERTIES

      The principal executive offices of the Company and the Bank are located at 101 S. Main Street, Victoria, Texas in a building owned by the Bank. Property of the Company consists of the main banking facility of First Victoria National Bank and certain other properties. In addition, the Bank has two full-service branches in the northern part of Victoria. The first was constructed and began operations in October 1988 while the second was constructed and began operations in August 1993. The Bank also has a full-service branch located in Calhoun County that was constructed and began operations in August 1996 and a full-service branch located in Taft, Texas that was purchased from The Frost National Bank in December 1997. The Bank owns all properties on which the banking offices are located and there are no encumbrances with respect thereto. In addition, the Bank owns various other real estate which has been acquired through foreclosure, but there is no individual piece of property that has material value to the Bank.

                            ITEM 3. LEGAL PROCEEDINGS

      The bank subsidiaries of the Company are involved in various routine claims and lawsuits which have arisen in the normal course of conducting a commercial banking business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

                    ITEM 5. MARKET FOR COMPANY'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

      The Company's common stock is quoted in the National Market System (NMS) of NASDAQ under the symbol FVNB. The number of shareholders of record of common stock at March 16, 1999 was 652. The following table shows the range of high and low quotes per share of common stock of the Company on the over-the-counter market, as reported by NASDAQ. Prices quoted on the NASDAQ NMS reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                           1998                   1997
                                           ----                   ----
                                    HIGH        LOW         HIGH       LOW
                                    ----        ---         ----       ---
First Quarter                       42.250      39.000     $27.250    $23.500
Second Quarter                      43.250      40.000      27.000     25.500
Third Quarter                       39.500      30.000      35.250     26.000
Fourth Quarter                      34.000      30.000      39.750     32.250

      The average bid/ask price of the Company's common stock was $34.75 per share on March 16, 1999. On January 19, 1999, the Board of Directors approved a regular quarterly cash dividend of $.35 per share payable on February 11, 1999, to shareholders of record as of January 28, 1999. The Company anticipates this level of regular dividend payments to continue for the remainder of 1999. Total dividends paid during 1998 and 1997 were $1.30 and $.82 per share, respectively. See "Capital" section (page 15) in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Shareholders' Equity" (page
35) in Note 11 to the consolidated financial statements herein incorporated by reference from FVNB Corp.'s 1998 Annual Report to Shareholders for further discussion of the payment of dividends and restrictions.

                         ITEM 6. SELECTED FINANCIAL DATA

      The information set forth under the caption "Selected Financial Data" located on page 42 of FVNB Corp.'s 1998 Annual Report to Shareholders is incorporated herein by reference.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 19, inclusive, of FVNB Corp.'s 1998 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The information set forth under the caption "Interest Rate Sensitivity" on pages 5 through 6 of FVNB Corp.'s 1998 Annual Report to Shareholders is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of FVNB Corp. and Independent Public Accountants' Report contained on pages 20 through 41, inclusive, of FVNB Corp.'s 1998 Annual Report to Shareholders are incorporated herein by reference.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On February 16, 1999, the Board of Directors of the Company decided not to renew the contract of Arthur Andersen LLP ("Arthur Andersen") as independent accountants for the Company effective upon completion of the current audit for the year ended December 31, 1998. Arthur Andersen's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the board of directors of the Company on February 16, 1999. During the Company's two most recent fiscal years and any subsequent interim period preceding such change in accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report. The Company engaged KPMG Peat Marwick LLP as the independent accountants of the Company by action of the Board of Directors of the Company on February 16, 1999, to be effective as of the completion by Arthur Andersen of the current audit for the year ended December 31, 1998.


                                    PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information set forth under the caption "Directors and Executive Officers" of FVNB Corp.'s Proxy Statement, dated April 5, 1999, relating to its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

      The information set forth under the caption "Compensation of Officers and Directors of FVNB Corp.'s Proxy Statement, dated April 5, 1999, relating to its 1999 Annual Meeting of Shareholders (excluding the performance graph, Compensation and Retirement Committee report, and the 1998 FVNB Corp. Stock Incentive Plan Committee report.) is incorporated herein by reference.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Beneficial Ownership of Bank Common Stock" and "Directors and Executive Officers" of FVNB Corp.'s Proxy Statement, dated April 5, 1999, relating to its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Transactions" of FVNB Corp.'s Proxy Statement, dated April 5, 1999, relating to its 1999 Annual Meeting of Shareholders is incorporated herein by reference.


                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) 1. The following financial statements and independent public accountants' report have been incorporated in Item 8 of this report by reference to pages 20 through 41 of FVNB Corp.'s 1998 Annual Report to Shareholders:

         Consolidated Statements of Income for each of the three years ended December 31, 1998

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1998

         Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

      2. No financial statement schedules are required to be filed as a part of this report.


(b) On January 28, 1999, the Company filed a Form 8-K dated January 24, 1999. The purpose of the form was to announce that on January 19, 1999, the Bank declared a cash dividend of $.35 per share payable on February 11, 1999 to shareholders of record as of January 28, 1999. The form also reported audited financial information related to the fourth quarter of 1998.

      On February 3, 1999, the Company filed a Form 8-K dated January 29, 1999. The purpose of the form was to announce the completion of the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and CBOT Mortgage Company.

      On February 22, 1999, the Company filed a Form 8-K dated February 16, 1999. The purpose of the form was to announce the decision of the Board of Directors to change accountants. The Company engaged KPMG Peat Marwick LLP as the independent accountants of the Company effective as of the completion by Arthur Andersen of the current audit for the year ended December 31, 1998.

(c) The following exhibits are filed as part of this report:

          3.1+ Articles of Incorporation of the registrant [incorporated by reference from exhibit 3.1 of the registrant's registration statement on Form S-4. (333-47939) Filed on March 13, 1998.]

          3.2+   Bylaws of the registrant [incorporated by reference from
                 exhibit 3.2 of the registrant's registration statement on Form S-4. (333-47939) Filed on March 13, 1998.]

         10.1*+  FVNB Corp. Stock Incentive Plan [incorporated by reference from exhibit 10.1 of the registrant's registration statement on Form S-4. (333-47939) Filed on March 13, 1998.]

         10.2+ Agreement and Plan of Merger by and between FVNB Corp. and CBOT Financial Corporation dated as of October 8, 1998 [incorporated by reference from exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed on November 13, 1998.]

         10(a) *+ First Victoria National Bank Board of Directors Deferred Compensation Plan incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(a) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form 10-K on March 25, 1997

         10(b) *+ Employees' Profit Sharing Plan incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(b) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form
                 10-K on March 25, 1997

         10(c) *+ Incentive Compensation Plan incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(c) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form
                 10-K on March 25, 1997

         10(d) *+ Pension Plan incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(d) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form 10-K on March 25, 1997

         10(e) *+ Officer Annual Incentive Plan, as revised July 2, 1997, incorporated herein as an exhibit by reference to the Quarterly Report, Exhibit 10(e) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form 10-Q on August 8, 1997

         13   ** 1998 Annual Report to Shareholders

         21      Subsidiaries of the Registrant

         23      Accountants Consent

         27 Financial Data Schedule [The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-K filed electronically with the Securities and Exchange Commission]

*  These documents constitute compensatory plans or arrangements
** Deemed filed only with respect to those portions thereof incorporated herein by reference
 + Previously filed

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FVNB CORP.


March 26, 1999                          By:    /s/ DAVID M. GADDIS
--------------                                 ----------------------
    Date                                       David M. Gaddis
                                               President and Chief Executive
                                                Officer


March 26, 1999                          By:    /s/ C. DEE HARKEY
--------------                                 ----------------------
    Date                                       C. Dee Harkey
                                               Secretary and Principal
                                                Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                             Director
--------------------------------        ------------------       ---------------
      Michael S. Anderson                     Title                    Date

  /s/ O. D. Edwards, Jr.                     Director             March 26, 1999
--------------------------------        ------------------       ---------------
      O. D. Edwards, Jr.                      Title                    Date

                                             Director
--------------------------------        ------------------       ---------------
        David P. Engel                        Title                    Date

   /s/ David M. Gaddis                       Director             March 26, 1999
--------------------------------        ------------------       ---------------
        David M. Gaddis                       Title                    Date

   /s/ Walter T. Haenggi                     Director             March 26, 1999
--------------------------------        ------------------       ---------------
       Walter T. Haenggi                      Title                    Date

  /s/ Robert L. Halepeska                    Director             March 26, 1999
--------------------------------        ------------------       ---------------
      Robert L. Halepeska                     Title                    Date

 /s/ Thomas Lane Keller                      Director             March 26, 1999
--------------------------------        ------------------       ---------------
      Thomas Lane Keller                      Title                    Date

/s/ James Robert "Bob" McCan                Director              March 26, 1999
--------------------------------        ------------------       ---------------
   James Robert "Bob" McCan                   Title                    Date

     /s/ J. E. McCord                       Director              March 26, 1999
--------------------------------        ------------------       ---------------
         J. E. McCord                         Title                    Date

  /s/ Thomas M. O'Connor                    Director              March 26, 1999
--------------------------------        ------------------       ---------------
      Thomas M. O'Connor                      Title                    Date

   /s/ Billy W. Ruddock                     Director              March 26, 1999
--------------------------------        ------------------       ---------------
       Billy W. Ruddock                       Title                    Date

     /s/ Roger Welder                       Director              March 26, 1999
--------------------------------        ------------------       ---------------
         Roger Welder                         Title                    Date