Form 10-Q
period 1999-03-31
FVNB CORP
filed 1999-05-14
CIK 1057437

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO __________________

                  COMMISSION FILE NUMBER ___________________

                               ------------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. FVNB Corp. has 2,372,792 shares of common stock, $.01 par value, outstanding as of May 3, 1999.

================================================================================

                        PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,     DECEMBER 31,
                                                                1999            1998
========================================================================================
ASSETS
   Cash and due from banks--Note 3 .......................    $  23,960     $  27,504
   Federal funds sold ....................................       35,200         6,800
   Investment securities--Note 4
      Available-for-sale .................................      186,089       211,918
   Loans and lease receivable--Note 5 (net of
      allowance for loan and lease losses
      of $3,931 and $3,308) ..............................      353,125       289,554
   Premises and equipment, net--Note 6 ...................       12,834         9,404
   Accrued interest receivable ...........................        6,665         4,931
   Goodwill and intangibles ..............................       10,907         1,919
   Other assets--Note 5 ..................................        2,016         1,134
                                                              ---------     ---------
      TOTAL ASSETS .......................................    $ 630,796     $ 553,164
                                                              =========     =========
LIABILITIES
   Deposits:
      Demand .............................................    $  82,780     $  77,302
      Savings, NOW, and money market accounts ............      174,608       158,411
      Time--Note 7 .......................................      252,255       219,027
                                                              ---------     ---------
         TOTAL DEPOSITS ..................................      509,643       454,740
   Federal funds purchased and securities sold
      under agreements to repurchase .....................       37,945        12,225
   Other borrowings--Note 14 .............................       16,145        19,119
   Other liabilities--Note 8 .............................        8,025         7,558
                                                              ---------     ---------
         TOTAL LIABILITIES ...............................      571,758       493,642
                                                              ---------     ---------
   Commitments and Contingent Liabilities--Notes 9 and 10

SHAREHOLDERS' EQUITY--NOTE 15:
   Common stock ($.01 par value; 20,000,000 shares
      authorized; 2,372,792 shares issued and outstanding)           24            24
   Surplus ...............................................       15,682        15,682
   Retained earnings .....................................       44,443        43,764
   Accumulated other comprehensive (loss) income .........       (1,111)           52
                                                              ---------     ---------
      TOTAL SHAREHOLDERS' EQUITY .........................       59,038        59,522
                                                              ---------     ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............    $ 630,796     $ 553,164
                                                              =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ---------------------
                                                           1999         1998
=============================================================================
INTEREST INCOME:
   Loans and lease receivable, including fees ......    $  7,178     $  6,033
   Investment securities:
      Taxable ......................................       2,821        2,828
      Tax-exempt ...................................          20           33
      Dividends ....................................          28           29
   Federal Funds sold ..............................         313          278
   Other ...........................................           1            1
                                                        --------     --------
         TOTAL INTEREST INCOME .....................      10,361        9,202
                                                        --------     --------
INTEREST EXPENSE:
   Deposits--Note 7 ................................       4,139        3,942
   Federal funds purchased and securities sold under
     agreements to repurchase ......................         277          117
   Other borrowings ................................         283          242
                                                        --------     --------
      TOTAL INTEREST EXPENSE .......................       4,699        4,301
                                                        --------     --------
      NET INTEREST INCOME ..........................       5,662        4,901
   Provision for loan and lease losses--Note 5 .....           5            0
                                                        --------     --------
          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN AND LEASE LOSSES ....       5,657        4,901
                                                        --------     --------
NON-INTEREST INCOME:
   Gains on sales of investment securities .........           9            0
   Trust service fees ..............................         536          408
   Service charges and fees on deposit accounts ....         952          749
   Gain (loss) on sale of assets--Note 5 ...........           2          (14)
   Other ...........................................         283          166
                                                        --------     --------

      TOTAL NON-INTEREST INCOME ....................       1,782        1,309
                                                        --------     --------
NON-INTEREST EXPENSE:
   Salaries and wages--Note 11 .....................       2,354        1,931
   Employee benefits--Note 11 ......................         465          292
   Net occupancy expense ...........................         306          313
   Furniture and equipment .........................         234          188
   Communication and supplies ......................         328          279
   Data processing .................................         294          255
   Professional fees ...............................         288          125
   FDIC insurance assessment .......................          21           11
   Marketing and advertising .......................         160          134
   Other ...........................................         638          470
                                                        --------     --------
      TOTAL NON-INTEREST EXPENSE ...................       5,088        3,998
                                                        --------     --------
      INCOME BEFORE INCOME TAXES ...................       2,351        2,212
      Expense--Note 8 ..............................         842          744
                                                        --------     --------
      NET INCOME ...................................    $  1,509     $  1,468
                                                        ========     ========
Other comprehensive income, net of tax
   Unrealized (losses) gains on securities:
      Net unrealized holding (losses) gains arising
          during the period net of realized (losses)
          gains reflected in net income ............      (1,163)           1
                                                        --------     --------
      COMPREHENSIVE INCOME .........................    $    346     $  1,469
                                                        ========     ========
Basic earnings per share ...........................    $    .64        $. 61
                                                        ========     ========
Diluted earnings per share .........................    $    .62        $. 61
                                                        ========     ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        -------------------------
                                                                           1999            1998
=================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income ..........................................................   $  1,509        $  1,468
Adjustments to reconcile net income to net cash
   provided by operating activities --
      Net gain on sale of investment securities .....................         (9)              0
      Provision for loan and lease and other real estate losses .....          5               0
      Depreciation ..................................................        330             310
      Premium amortization and discount accretion, net ..............         59             (40)
      Pension expense ...............................................         90              76
      Net (gain) loss on sale of assets .............................         (2)             14
      Increase in accrued interest receivable .......................     (1,247)         (1,352)
      Net change in other assets and other liabilities ..............        153             305
                                                                        --------        --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ..................        888             781
                                                                        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by acquisition of subsidiaries ....................      7,098               0
Proceeds from sales of investment securities, available-for-sale ....     19,583               0
Proceeds from maturities of investment securities, available-for-sale     11,339          23,305
Purchase of investment securities, available-for-sale ...............       (165)        (37,981)
Net increase in loans to customers ..................................     (8,186)        (12,342)
Additions to premises and equipment .................................       (243)           (255)
Proceeds from sale of assets ........................................        155               9
                                                                        --------        --------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........     29,581         (27,264)
                                                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net decrease in demand, NOW,
   savings and money market accounts ................................    (15,401)         (3,259)
Net (decrease) increase in time deposits ............................    (12,128)         18,310
Net increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase ...................     25,720          (5,375)
Net (decrease) increase in other borrowed funds .....................     (2,974)          3,386
Dividends paid ......................................................       (830)           (593)
                                                                        --------        --------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ...........     (5,613)         12,469
                                                                        --------        --------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........     24,856         (14,014)

Cash and cash equivalents beginning of year .........................     34,304          49,748
                                                                        --------        --------
      CASH AND CASH EQUIVALENTS END OF PERIOD .......................   $ 59,160        $ 35,734
                                                                        ========        ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

      PRINCIPLES OF CONSOLIDATION -- In September 1998, FVNB Corp. was organized as a bank holding company for First Victoria National Bank. As a result of the reorganization, shareholders of First Victoria National Bank became shareholders of FVNB Corp. In addition, the par value of common stock outstanding changed from $2.50 per share to $.01 per share. Total authorized shares outstanding also changed from 5,000,000 to 20,000,000. These changes are reflected retroactively for each period shown in the consolidated financial statements. No revaluation of the assets and liabilities was made as a result of this reorganization. Subsequently, in January 1999, the Company completed the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. Citizens Bank of Texas will continue to operate as an independent subsidiary of the Parent Company. Existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas will keep the name Citizens Bank of Texas, N.A. The acquisition is discussed further in Note 17 to the consolidated financial statements.

      The consolidated financial statements of the Company include the accounts of First Victoria National Bank and Citizens Bank of Texas, N.A. (collectively the Subsidiary Banks) and their respective wholly owned subsidiaries as well as Citizens Mortgage Company. The wholly owned subsidiaries of First Victoria National Bank include PMV, Inc., which was established for the purpose of acquiring, managing and liquidating assets acquired in satisfaction of debts previously contracted; First Victoria Community Development Corporation, which was established for the purpose of acquiring, developing, rehabilitating, managing, renting and selling housing units primarily to benefit low and moderate income residents of the local area and to promote and invest in such community development projects; and First Victoria Leasing, Inc., which was established for the purpose of transacting and accounting for leasing activities of the Bank. Citizens Bank of Texas, N.A. has one wholly owned operating subsidiary, Citizens Insurance Agency of Texas.

      INVESTMENT SECURITIES -- The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This standard requires the classification of securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments shall be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term shall be classified as trading securities. Unrealized holding gains and losses related to trading securities shall be included in earnings. Investments not classified as trading securities or held-to-maturity securities shall be classified as available-for-sale securities. Securities that would be sold in response to changes in market interest rates and the securities' prepayment risk, needs for liquidity, or changes in the availability and yield on alternative investments are classified as available-for-sale. Available-for-sale securities are reported at fair value and any unrealized holding gains and losses are excluded from earnings and recorded as a net amount as a separate component of shareholders' equity (net of tax effect), and included in other comprehensive income until realized.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years ending after June 15, 1999. The Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management of the Company believes that the Statement's impact on the consolidated financial statements will be immaterial.

      LOANS AND LEASE RECEIVABLES -- Interest earned on commercial, agriculture and real estate loans is accrued daily, based upon the principal amounts outstanding. Interest on consumer loans is recorded on the level yield method. The recognition of income on a loan is discontinued, and previously accrued interest is reversed, when

--------------------------------------------------------------------------------

interest or principal payments become 90 days or more past due unless, in the opinion of management, the outstanding principal and interest are both well secured and in the process of collection. Loans to customers whose financial conditions have deteriorated and for which management has serious doubt as to the ability of the borrowers to comply with their loan repayment terms are considered for non-accrual status whether or not the loans are 90 days or more past due. Subsequent cash payments received are applied to the principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of the loan. If cash payments received relate to a loan previously charged off in whole or in part, payments not applied to the remaining principal balance are recorded as recoveries.

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

        The Company accounts for leveraged leases in accordance with SFAS No. 13 "Accounting for Leases". This standard addresses the accounting and reporting for leases by lessees and lessors. The lessor records the investment in the leveraged lease as the gross rental receivable (net of principal and interest on nonrecourse debt) and the estimated residual value net of unearned and deferred income. The investment less deferred taxes is used for computing income earned. Income is recognized based on the cash flow over the lease term and the rate of return on the positive net investment.

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

--------------------------------------------------------------------------------

paid upon settlement or maturity of the various instruments could be significantly different. Fair value estimates, methods, and assumptions for financial instruments, are set forth in Note 16 to the consolidated financial statements.

      COMPREHENSIVE INCOME -- Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on the Company's investment portfolio be included in other comprehensive income.

      EARNINGS PER SHARE DATA -- Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. For each period presented, fully diluted earnings per share was computed by dividing net income by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding under the 1998 FVNB Corp. Stock Incentive Plan, upon the assumed exercise of these dilutive stock options.

      STOCK BASED COMPENSATION -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123).

      SEGMENTS DISCLOSURE -- Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public business enterprises report certain information about its operating segments in order to provide information about the different types of business activities in which an enterprise engages. FVNB Corp. operates in only one segment, commercial banking, and therefore the disclosures required by SFAS No. 131 are not applicable.

(2) STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the three months ended March 31, 1999 and 1998 was approximately $4,494,000 and $3,872,000, respectively. The Company paid no federal income taxes during the three months ended March 31, 1999 and 1998. Non-cash transactions representing the transfer of non-performing loans to other real estate owned and foreclosed assets totaled approximately $365,000 and $18,000 for the three months ended March 31, 1999 and 1998, respectively.

(3) CASH AND DUE FROM BANKS: Cash and due from banks of approximately $5,632,000 and $7,522,000 at March 31, 1999 and December 31, 1998, respectively, were maintained to satisfy regulatory reserve requirements.

(4) INVESTMENT SECURITIES: As of March 31, 1999, the Company's entire investment portfolio was classified as available-for-sale and this classification resulted in an unrealized loss of approximately $1,683,000. This was reflected as a decrease to available-for-sale securities of approximately $1,683,000 and a corresponding decrease to shareholders' equity and a deferred tax asset of approximately $1,111,000 and $572,000, respectively. As of December 31, 1998, the classification resulted in an unrealized gain of approximately $79,000. This was reflected as an increase to available-for-sale securities of approximately $79,000 and a corresponding increase to shareholders' equity and a deferred tax asset of approximately $52,000 and $27,000, respectively.

      During the three months ended March 31, 1999 the Company sold three fixed rate securities with a total book value of approximately $19,574,000 resulting in a net gain of approximately $9,000. The securities were sold primarily for liquidity purposes and to improve the overall yield of the investment portfolio. In addition, there was one called bond during the same period with a book value of $5,000,000 resulting in no gain or loss. The Company sold no investment securities during the three months ended March 31, 1998.

--------------------------------------------------------------------------------




       A comparison of investment securities at book and market values, as determined by an independent broker, is as follows (in thousands):

                                                                                      MARCH 31, 1999
                                                                 ---------------------------------------------------------
                                                                 AMORTIZED      UNREALIZED       UNREALIZED        MARKET
                                                                   COST           GAINS            LOSSES          VALUE
                                                                 ---------      ----------       ----------       --------
Available-for-sale:
      U.S. Treasuries ....................................       $    196        $      0        $     (1)        $    195
      U.S. Government Agencies ...........................        123,234             124          (1,526)         121,832
      Mortgaged-backed securities and collateralized
           mortgage obligations ..........................         60,305             113            (418)          60,000
      State and political subdivisions ...................          1,776              26              (1)           1,801
      Other ..............................................          2,261               0               0            2,261
                                                                 --------        --------        --------         --------
                Total ....................................       $187,772        $    263        $ (1,946)        $186,089
                                                                 ========        ========        ========         ========


                                                                                       DECEMBER 31, 1998
                                                                ----------------------------------------------------------
                                                                AMORTIZED       UNREALIZED       UNREALIZED        MARKET
                                                                  COST             GAINS           LOSSES          VALUE
                                                                ---------       ----------       ----------       --------
Available-for-sale:
      U.S. Treasuries ....................................       $  2,999        $     33        $      0         $  3,032
      U.S. Government Agencies ...........................        142,780             485            (251)         143,014
      Mortgaged-backed securities and collateralized
           mortgage obligations ..........................         62,908             197            (411)          62,694
      State and political subdivisions ...................          1,180              26               0            1,206
      Other ..............................................          1,972               0               0            1,972
                                                                 --------        --------        --------         --------
                Total ....................................       $211,839        $    741        $   (662)        $211,918
                                                                 ========        ========        ========         ========

       The amortized cost and estimated market value of investment securities at March 31, 1999 and December 31, 1998, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      MARCH 31, 1999
                                                  ------------------------
                                                    AVAILABLE-FOR-SALE
                                                  ------------------------
                                                  AMORTIZED        MARKET
                                                    COST           VALUE
                                                  ---------      ---------
Due in one year or less .....................     $ 33,757        $ 33,813
Due after one year through five years .......       72,242          71,251
Due after five years through ten years ......       25,523          25,079
  Due after ten years .......................       56,250          55,946
                                                  --------        --------
   Total ....................................     $187,772        $186,089
                                                  ========        ========


                                                     DECEMBER 31, 1998
                                                  -------------------------
                                                     AVAILABLE-FOR-SALE
                                                  -------------------------
                                                  AMORTIZED        MARKET
                                                    COST           VALUE
                                                  ---------      ----------
Due in one year or less .....................     $ 70,514        $ 70,853
Due after one year through five years .......       72,909          73,010
Due after five years through ten years ......        8,285           8,179
Due after ten years .........................       60,131          59,876
                                                  --------        --------
   Total ....................................     $211,839        $211,918
                                                  ========        ========

      Securities with a par value of approximately $91,231,000 and $84,550,000 at March 31, 1999 and December 31, 1998, respectively, were pledged to secure public and trust deposits as required or permitted by law.

--------------------------------------------------------------------------------

(5) LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES AND OTHER REAL ESTATE OWNED: The Subsidiary Banks make agriculture, commercial, real estate, and installment loans to customers primarily in Victoria and surrounding counties. Although the Subsidiary Banks have a diversified loan and lease portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agricultural economic sector. Loans and leases are classified in the following categories (in thousands):

                                                MARCH 31,     DECEMBER 31
                                                  1999            1998
                                               ---------      -----------
Commercial and financial ...................   $  88,140       $  63,255
Mortgage real estate .......................     132,449         106,410
Construction real estate ...................      11,573           3,736
Agriculture ................................      74,533          75,793
Consumer ...................................      50,771          43,776
                                               ---------       ---------
      Total loans and leases ...............     357,466         292,970
Less -
   Unearned income .........................        (410)           (108)
   Allowance for loan and lease losses .....      (3,931)         (3,308)
                                               ---------       ---------
      Net loans and leases .................   $ 353,125       $ 289,554
                                               =========       =========

      As of March 31, 1999 and December 31, 1998, First Victoria Leasing, Inc. a wholly owned subsidiary of First Victoria Leasing, Inc. was an equity participant in the leveraged lease of an aircraft. As First Victoria National Bank has no general liability for the non-recourse debt attributable to the acquisition of such asset, the debt has been offset against the related rentals receivable. The net investment in leveraged lease consists of the following (in thousands):

                                                  MARCH 31,     DECEMBER 31
                                                    1999           1998
                                                 ----------    -------------
Rentals receivable (net of principal and
  interest on non-recourse debt) .............    $ 5,772        $ 5,772
Estimated residual value .....................      6,375          6,375
Unearned and deferred income .................     (5,229)        (5,354)
                                                  -------        -------
Investment in leveraged lease ................      6,918          6,793
Deferred income taxes ........................     (3,628)        (3,329)
                                                  -------        -------

   Net Investment ............................    $ 3,290        $ 3,464
                                                  =======        =======


      A summary of the components of income from the leveraged lease follows for the three months ended March 31, 1999 and 1998:

                                                    1999           1998
                                                  -------        -------
         Income before income taxes...........    $   126        $   173
         Income tax expense...................        (43)           (59)
                                                  -------        -------
         Net income from leveraged lease......    $    83        $   114
                                                  =======        =======

      Transactions in the allowance for loan and lease losses for the three months ended March 31, 1999 and 1998 were as follows (in thousands):


                                                       1999         1998
                                                     -------      -------
Balance at beginning of period .................     $ 3,308      $ 2,861
   Addition to reserve related to subsidiary
     bank acquisition ..........................         600            0
   Provision  for loan and lease losses ........           5            0
   Loans and leases charged off ................         (75)         (71)
   Recoveries of loans and leases charged off ..          93           95
                                                     -------      -------
Balance at end of period .......................     $ 3,931      $ 2,885
                                                     =======      =======

--------------------------------------------------------------------------------

      The allowance is maintained at a reasonable level which management considers adequate to cover estimated losses inherent in the loan and lease portfolio. The Company's methodology is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. The components that comprise the allowance include basically two areas -- (1) specific allowances on loans and leases, and
(2) a general allowance based upon a historical moving average and amounts for factors which are considered areas of additional risk. Management of the Subsidiary Banks assess the adequacy of the allowance for loan and lease losses quarterly using a three step procedure. First, loans and leases are reviewed and categorized as to potential risk based upon an internal grading. Specific allowances are then established for any loans and leases with identified loss potential after consideration of third-party appraisals of collateral value and management assessments of current economic conditions, guarantor support, cash flows, and other circumstances, as appropriate. Second, a general allowance is determined based upon the historical loss experience of the portfolio as a whole. These estimates are based upon historical data related to type of loan, risk assessment, historical loss experience and other factors. Third, the historical loss experience is adjusted based on estimates of losses in the portfolio as a whole that cannot be identified with specific loans and leases, taking into consideration local and national economic trends, volume of past due and seriously delinquent loans and leases, non-performing loans and leases, loan and lease concentrations, and other similar factors. These considerations are not limited to previous collection experience and include estimates of the effect of changing business trends and other environmental conditions. As conditions are continually changing, it is necessary for management to review the loan portfolio and market conditions quarterly and make appropriate adjustments to the allowance. Management believes that the allowance for loan and lease losses at March 31, 1999 and December 31, 1998 was adequate to cover expected losses based on economic circumstances known or anticipated at that time.

        Loans and leases on which the accrual of interest has been discontinued amounted to approximately $2,266,000 and $1,985,000 at March 31, 1999 and December 31, 1998, respectively. The effect of the reversal of previously accrued interest on interest income was approximately $39,000 and $2,000 for the three months ended March 31, 1999 or 1998. If during the three months ended March 31, 1999 and 1998 interest had been accrued at the stated rates, interest income would have increased by approximately $52,000 and $41,000, respectively. As of March 31, 1999, restructured loans and leases totaled approximately $514,000. The effect on net interest income resulting from the difference between the interest recognized on such loans and leases and the interest that would have been recognized at the original rate was approximately $1,000 for the three months ended March 31, 1999. Interest income recorded on restructured loans and leases was approximately $10,000 for the three months ended March 31, 1999. As of December 31, 1998, restructured loans and leases totaled approximately $1,474,000.

        Foreclosed assets are carried in other assets at the lower of loan balance or estimated fair value less estimated selling costs and totaled approximately $391,000 and $104,000 at March 31, 1999 and December 31, 1998, respectively. The Company recorded gains and losses, respectively, on sales of foreclosed assets of approximately $2,000 and $13,000 for the three months ended March 31, 1999 and 1998, respectively.

        Total impaired loans and leases on the Company's books (including non-accrual and restructured loans and leases) amounted to approximately $2,780,000 and $3,459,000 as of March 31, 1999 and December 31, 1998,
respectively. Approximately $522,000 and $366,000 of the allowance for loan and lease losses was allocated specifically to these loans and leases as of March 31, 1999 and December 31, 1998, respectively. The average balance of impaired loans outstanding during the three months ended March 31, 1999 was approximately $3,123,000. The average balance of impaired loans outstanding during 1998 was approximately $2,692,000.

(6)PREMISES AND EQUIPMENT: The following is a summary of premises and equipment (in thousands):

                                                   MARCH 31,      DECEMBER 31,
                                                     1999             1998
                                                   ---------      ------------
Land..........................................     $  2,978         $  2,008
Buildings.....................................       14,866           13,146
Furniture and equipment.......................        8,663            7,572
                                                   --------         --------
                                                     26,507           22,726
Accumulated depreciation......................      (13,673)         (13,322)
                                                   --------         --------
                                                   $ 12,834         $  9,404
                                                   ========         ========

--------------------------------------------------------------------------------

(7)DEPOSITS: Time certificates of deposit of $100,000 or more amounted to approximately $89,906,000 and $74,446,000 at March 31, 1999 and December 31, 1998, respectively. Interest expense for these deposits was approximately $1,187,000 and $1,000,000 for the three months ended March 31, 1999 and 1998, respectively.

(8)INCOME TAXES: The Company recorded current federal income tax expense of approximately $605,000 and $746,000 for the three months ended March 31, 1999 and 1998, respectively. In addition, the Company recorded deferred tax expense of approximately $237,000 and a deferred tax benefit of approximately $2,000 for the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999 and December 31, 1998, the Company had net deferred tax liabilities of approximately $3,227,000 and $3,457,000, which were reflected in other liabilities on the consolidated financial statements.

(9) COMMITMENTS: The Subsidiary Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve elements of credit and interest rate risk which are not recognized in the consolidated financial statements.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements, since the commitments may expire without being drawn upon. The Subsidiary Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management's credit evaluation of the counterparty. Standby letters of credit are conditional commitments issued by the Subsidiary Banks to guarantee performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include accounts receivable, inventory, equipment or real estate.

        The Subsidiary Banks' exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amounts of those instruments. As of March 31, 1999 and December 31, 1998, the Subsidiary Banks had commitments to extend credit of approximately $121,738,000 and $100,204,000 and standby letters of credit of approximately $1,573,000 and $1,534,000, respectively. The following is a breakdown of commitments by type (in thousands):

                                             MARCH 31,       DECEMBER 31,
                                                1999             1998
                                            ----------      --------------
Commercial and financial ..............      $ 41,992          $ 35,279
Real Estate ...........................        16,899             5,180
Agriculture ...........................        35,982            35,524
Consumer ..............................        26,865            24,221
                                             --------          --------
      Total ...........................      $121,738          $100,204
                                             ========          ========

(10) LITIGATION: In the normal course of business, the Company has become involved in routine claims and lawsuits, but management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

(11) EMPLOYEE BENEFITS: First Victoria National Bank's Employees' Profit Sharing Plan is a 401(k) salary deferral plan which allows employees to defer up to 10% of their compensation. In addition, participants are allowed to borrow up to 50% of their vested portion for specific purposes identified in the plan. Based upon the employee's contribution, First Victoria National Bank contributes a matching amount equal to 50% of the employee's contribution, not to exceed 5% of compensation. At the discretion of the Board of Directors, additional amounts can be contributed annually to the plan by the Subsidiary Bank. All employees with at least one year of service are eligible to participate in the plan and employer contributions become fully vested after 7 years of service by the employee. The plan is administered by the Trust and Investment Management Department of First Victoria National Bank and is prohibited from investing in the common stock of the Company. Contributions to the plan by the First Victoria National Bank for the three months ended March 31, 1999 and 1998 were approximately $34,000 and $33,000, respectively. Citizens Bank of Texas maintains a 401(k) salary deferral plan in which employees are allowed to defer up to 6% of their compensation. Based upon the employee's contribution, Citizens Bank of Texas contributes a matching amount equal to 25% of the employee's contribution. Expenses related to the plan during the first three months of 1999 were not material.

--------------------------------------------------------------------------------

        First Victoria National Bank's Incentive Compensation Plan is administered by the Compensation and Retirement Committee of the Board of Directors (the "Committee"). The Committee determines which officers may participate in the plan and the extent of their participation. All awards are contingent upon the bank's attaining certain financial objectives established annually by the Committee. Prior to 1997, the plan provided for a portion of an annual award to be distributed in cash with the remainder in the form of performance units. Performance units are determined by dividing the portion of the award to be paid in performance units by the book value per share of common stock at the end of the year in which the award is earned. The performance units may be redeemed equally over the three years following the award at the option of the participant. Performance units entitle participants to receive a future payment in cash equal to the book value of the Company common stock at the date of redemption. Accruals of additional expense for each unredeemed performance award will be made in future years to reflect increases in the book value per share of common stock of the Company. Total expense of the plan recorded by the Company for the three months ended March 31, 1999 and 1998 was approximately $1,000 and $5,000, respectively, representing accruals for the increase in book value per share of common stock related to previously awarded performance units.

        On July 15, 1997, the Compensation and Retirement Committee of First Victoria National Bank approved an Officer Annual Incentive Plan effective as of January 1, 1997. The revised plan is administered by the Committee and all awards are payable entirely in cash and are contingent upon First Victoria National Bank's attaining various growth and financial objectives to be determined annually. Expenses of approximately $134,000 and $120,000 related to this plan were recorded during the first three months of 1999 and 1998, respectively.

        First Victoria National Bank maintains a noncontributory defined benefit pension plan that covers the Subsidiary Bank's employees who meet specified age and length of service requirements and provides for a single benefit formula that is based on the participant's final adjusted monthly compensation. The plan holds assets comprised of U.S. Treasury bonds, U.S. Government agency securities, corporate bonds, notes and common stock. Funding is limited to the maximum amounts that are available for deduction for federal income tax purposes. Expenses of approximately $89,000 and $75,000 related to this plan were recorded during the first three months of 1999 and 1998, respectively. Citizens Bank of Texas also maintains a pension plan for its employees. Expenses related to the plan during the first three months of 1999 were not material.

        In March 1998 the Company adopted the 1998 FVNB Corp. Stock Incentive Plan (the "1998 Plan") which provides for the granting of incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to directors, officers and key employees responsible for the direction and management of the Company or the Subsidiary Banks. On September 15, 1998 a total of 52,000 stock options were granted to certain directors and officers at an exercise price of $33.00, which equaled market price of the underlying stock on September 15, 1998. An additional 1,000 options were granted on December 15, 1998 at an exercise price of $34.00, which also equaled market price of the underlying stock on December 15, 1998. Options have a six- month vesting period for directors and a ratable three-year vesting period for officers. All options expire ten years from the date of grant. As of March 31, 1999, options to acquire 53,000 shares of common stock of the Company remain outstanding.

(12)TRUST ASSETS: Trust assets and other properties, except cash deposits, held by the First Victoria National Bank in agency or other fiduciary capacities for its customers are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The book value of trust assets (unaudited) was approximately $197,503,000 and $191,382,000 at March 31, 1999 and December 31, 1998, respectively.

(13)RELATED PARTY TRANSACTIONS: In the ordinary course of business, the Subsidiary Banks make loans to certain directors and executive officers of the Company, and entities related to those individuals, on substantially the same terms and conditions as loans to unrelated parties (see Note 5). An analysis of loans to certain directors and executive officers of the Company and entities related to those individuals, is provided for the three months ended March 31, in the following table (in thousands):

                                                    1999            1998
                                                  -------         -------
Balance at beginning of year .................    $ 3,820         $ 3,882
   Additions .................................      1,152             732
   Reductions ................................     (1,994)           (466)
                                                  -------         -------
Balance at end of period .....................    $ 2,978         $ 4,148
                                                  =======         =======

--------------------------------------------------------------------------------

        Approximately 34.01% of the Company's outstanding stock was owned by principal shareholders, directors, and executive officers of the Company at March 31, 1999. Included in that amount was approximately 9.23% which was held by Oster and Company, the nominee for stock held in trust by First Victoria National Bank.

        The aggregate deposits owned by principal shareholders, directors, and executive officers of the Company at March 31, 1999 and December 31, 1998 amounted to approximately 2.17% and 2.66%, respectively, of total deposits.

(14)OTHER BORROWINGS: The following table represents the contractual principal reductions due on the other borrowings of the Company as of March 31, 1999 and December 31, 1998, in thousands. The weighted average contractual rate on the balances of other borrowings outstanding was 6.40% and 6.30% as of March 31, 1999 and December 31, 1998, respectively. The balances shown are comprised entirely of Federal Home Loan Bank advances.

                                                   MARCH 31,    DECEMBER 31,
                                                     1999           1998
                                                   ---------    ------------
Within one Year ............................       $ 1,261        $ 4,124
One to two years ...........................         2,710            456
Two to three years .........................         1,784          4,071
Three to four years ........................         1,298            320
Four to five years .........................         3,164          2,682
After 5 years ..............................         5,928          7,466
                                                   -------        -------
      Total ................................       $16,145        $19,119
                                                   =======        =======

(15)SHAREHOLDERS' EQUITY: On January 19, 1999, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on February 11, 1999 to shareholders of record as of January 28, 1999. In addition, on April 20, 1999 the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on May 13, 1999 to shareholders of record as of April 29, 1999. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank. There are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends. The weighted average number of shares outstanding during 1998 and the three months ended March 31, 1999 was 2,372,792.

        The Parent Company and the Subsidiary Banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators which, if undertaken, could have a direct material effect on the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the Subsidiary Banks have satisfied all capital adequacy requirements to which they are subject.

        As of March 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized each of the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below (dollars in thousands). There are no conditions

--------------------------------------------------------------------------------

or events since that notification that management believes have changed the Subsidiary Banks' categories. Presented below are the capital ratios for the Company as of March 31, 1999 and December 31, 1998.

                                                                                                                 TO BE WELL
                                                                                   FOR CAPITAL                CAPITALIZED UNDER
                                                                                    ADEQUACY                  PROMPT CORRECTIVE
                                                      ACTUAL                         PURPOSES                  ACTION-PROVISION
                                             --------------------------      ------------------------      ------------------------
                                               AMOUNT          RATIO           AMOUNT         RATIO         AMOUNT          RATIO
                                             ----------      ----------      ----------    ----------      --------        --------
AS OF MARCH 31, 1999:
   Total Capital
      (to Risk Weighted Assets):
        FVNB Corp.                             $53,173         13.32%         $31,946        >=8.00%        $39,932        >=10.00%
        First Victoria National Bank            44,186         13.18%          26,827        >=8.00%         33,534        >=10.00%
        Citizens Bank of Texas, N.A.             7,818         13.53%           4,622        >=8.00%          5,778        >=10.00%
   Tier I Capital
      (to Risk Weighted Assets):
        FVNB Corp.                             $49,242         12.33%         $15,973        >=4.00%        $23,959         >=6.00%
        First Victoria National Bank            40,868         12.19%          13,413        >=4.00%         20,120         >=6.00%
        Citizens Bank of Texas, N.A.             8,401         14.54%           2,311        >=4.00%          3,467         >=6.00%
   Tier I Capital
      (to Average Assets):
        FVNB Corp.                             $49,242          7.88%         $24,994        >=4.00%        $31,242         >=5.00%
        First Victoria National Bank            40,868          7.81%          20,929        >=4.00%         26,161         >=5.00%
        Citizens Bank of Texas, N.A.             8,401          9.97%           3,372        >=4.00%          4,214         >=5.00%


AS OF DECEMBER 31, 1998:
   Total Capital
      (to Risk Weighted Assets):
        FVNB Corp.                              60,957         18.55%          26,288        >=8.00%          32,860       >=10.00%
        First Victoria National Bank            42,177         12.84%          26,276        >=8.00%          32,845       >=10.00%
   Tier I Capital
      (to Risk Weighted Assets):
        FVNB Corp.                              57,649         17.54%          13,144        >=4.00%          19,716        >=6.00%
        First Victoria National Bank            38,869         11.83%          13,138        >=4.00%          19,707        >=6.00%
   Tier I Capital
      (to Average Assets):
        FVNB Corp.                              57,649         11.01%          20,935        >=4.00%          26,169        >=5.00%
        First Victoria National Bank            38,869          7.16%          21,726        >=4.00%          27,158        >=5.00%


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

        The fair values of loans and leases are determined by dividing the loan portfolio into various groups having similar characteristics. The expected future cash flows of each grouping are then discounted using current period end market rates for similar loans. The assigned discount rate may or may not be the contractual rate in effect with the obligor. The rate is that at which a loan with similar credit risk and terms would be entered into at the balance sheet date and is determined using the Company's internal credit quality ranking and pricing system.

        The fair values of time deposits are determined by dividing the deposits into groups having similar characteristics. The expected future cash flows of each grouping are then discounted using current period end market rates for similar deposits.

        The fair values of other borrowings are determined by dividing the borrowings into groups having similar characteristics. The future cash flows of each grouping are then discounted using current period end market rates for similar borrowings.

--------------------------------------------------------------------------------

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

        The following table represents the estimated fair values of the Company's financial instruments, in thousands:

                                                                         MARCH 31, 1999                DECEMBER 31, 1998
                                                                -----------------------------    ----------------------------
                                                                  BOOK VALUE      FAIR VALUE      BOOK VALUE      FAIR VALUE
                                                                --------------   ------------    ------------    ------------
Financial Assets:
           Cash and due from banks ...........................     $ 23,960        $ 23,960        $ 27,504        $ 27,504
           Federal funds sold ................................       35,200          35,200           6,800           6,800
           Investment securities, available-for-sale .........      186,089         186,089         211,918         211,918
           Loans and leases, net .............................      353,125         352,723         289,554         288,201
           Accrued interest receivable .......................        6,665           6,665           4,931           4,931
Financial Liabilities:
           Time deposits .....................................      252,255         253,580         219,027         220,762
           Other deposits ....................................      257,388         257,388         235,713         235,713
                                                                   --------        --------        --------        --------
                     Total deposits ..........................      509,643         510,968         454,740         456,475
           Federal funds purchased and securities
             sold under agreements to repurchase .............       37,945          37,945          12,225          12,225
           Other borrowings ..................................       16,145          16,521          19,119          19,694
           Accrued interest payable ..........................        2,335           2,335           2,130           2,130


(17)ACQUISITIONS: On January 29, 1999, the Parent Company paid approximately $17,384,000 to acquire CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. The Parent Company acquired net loans of approximately $55,755,000 and deposits of approximately $82,432,000. Total intangible assets associated with the acquisition were approximately $9,221,000. Citizens Bank of Texas will continue to operate as an independent subsidiary of the Parent Company. The existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas will keep the name Citizens Bank of Texas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        The following discussion and analysis presents the significant changes in the results of operations and financial condition for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes and supplemental data included in this report.

ACQUISITIONS

      On January 29, 1999, the Parent Company paid approximately $17,384,000 to acquire CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. The Parent Company acquired net loans of approximately $55,755,000 and deposits of approximately $82,432,000. Total intangible assets associated with the acquisition were approximately $9,221,000. Citizens Bank of Texas will continue to operate as an independent subsidiary of the Parent Company. The existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas will keep the name Citizens Bank of Texas.

RESULTS OF OPERATIONS

        For the three months ended March 31, 1999, the Company recorded net income of approximately $1,509,000, or $.64 basic earnings per share, compared to approximately $1,468,000, or $.61 basic earnings per share, for the same period in 1998. The return on average assets of .96% and return on average equity of 10.74% for the first three months of 1999 compare to amounts of 1.17% and 10.52%, respectively, for the same period in 1998.

NET INTEREST INCOME

        Net interest income, for the three months ended March 31, 1999, amounted to approximately $5,662,000 compared to $4,901,000 for the same period in 1998. Average earning assets increased approximately $109,983,000, or 23.25%, from $473,092,000 at March 31, 1998, to $583,075,000 at March 31, 1999. The
corresponding yields on these assets decreased approximately 69 basis points from 7.90% to 7.21% over the same period. Average interest bearing liabilities increased approximately $92,083,000 or 23.85%, from $386,134,000 at March 31, 1998 to $478,217,000 at March 31, 1999. The corresponding cost of funds decreased over the same period by approximately 53 basis points from 4.52% to 3.99%. The significant growth in both earning assets and interest bearing liabilities was due primarily to the acquisition of Citizens Bank of Texas by FVNB Corp. in January 1999.

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

--------------------------------------------------------------------------------

        While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the three months ended March 31, 1999, there have been no material changes in the Company's market risk.

NON-INTEREST INCOME

        Total non-interest income for the three months ended March 31, 1999, was approximately $1,782,000 compared to $1,309,000 for the same period in 1998. This represents an increase of approximately $473,000, or 36.13%. During the three months ended March 31, 1999 the Company sold three fixed rate securities resulting in a net gains of approximately $9,000 as discussed in Note 4 to the consolidated financial statements. The Company sold no investment securities during the first three months of 1998. Trust service fees increased approximately $128,000, or 31.37% from 1998 to 1999 due primarily to an overall increase in the volume of accounts as well as the recognition of various annual fee assessments during the first quarter of 1999. Service charges and fees on deposit accounts increased approximately $203,000, or 27.10%, while other non-interest income also increased approximately $117,000, or 70.48%. Each of these increases was due primarily to additional fee income recorded by the Company as result of the acquisition of Citizens Bank of Texas and Citizens Mortgage Company. Gains or losses recorded by the Company related to the sale of assets was not significant during the three months ended March 31, 1999 or 1998.

NON-INTEREST EXPENSE

        Total non-interest expense for the three months ended March 31, 1999, was approximately $5,088,000 compared to $3,998,000 for the same period in 1998. This represents an increase of approximately $1,090,000, or 27.26%. Salaries and wages increased approximately $423,000, or 21.91%, from 1998 to 1999 due primarily to the acquisition of Citizens Bank of Texas and Citizens Mortgage Company as well as normal ongoing merit increases. Employee benefits increased approximately $173,000, or 59.25%, due primarily to higher costs associated with group medical insurance recorded during the first three months of 1999 by First Victoria National Bank as well the impact of the acquisition. Net occupancy expense decreased approximately $7,000, or 2.24% due primarily to a decrease in expenses related to security services and building repairs and maintenance at First Victoria National Bank offset by the impact of the acquisition. Furniture and equipment expense increased approximately $46,000, or 24.47% due primarily to the acquisition. This was offset somewhat by the impact of reduced expense on furniture and equipment that became fully depreciated during 1998 at First Victoria National Bank's North Branch facility. Communication and supplies expense as well as expense related to data processing increased approximately $49,000, or 17.56%, and $39,000, or 15.29%, respectively, due primarily to the acquisition. Professional fees increased approximately $163,000, or 130.40% from 1998 to 1999 due primarily to the write-off of organizational costs by the Company in January 1999 related to legal services performed during the formation of the Parent Company as required by SOP 98-5. FDIC insurance premium assessments increased slightly during the first three months of 1999 due to the addition of Citizens Bank of Texas as did expenses related to marketing and advertising which increased approximately $26,000, or 19.40% during the first three months of 1999 compared to the same period in 1998. Other non-interest expense increased approximately $168,000, or 35.74%, due primarily to the amortization of goodwill recognized as a result of the purchase of Citizens Bank of Texas.

ALLOWANCE FOR LOAN AND LEASE LOSSES

        The allowance for loan and lease losses is maintained at a level considered appropriate by management and is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. In evaluating the adequacy of the allowance, management incorporates such factors as local and national economic trends, volume of past due and seriously delinquent loans, non-performing loans, loan concentrations, and other similar factors. These considerations are not limited to previous collection experience but also include estimates of the effect of changing business trends and other environmental conditions. The determination of the adequacy of the

--------------------------------------------------------------------------------

allowance for loan and lease losses can be made only on a judgmental basis. Management of the Company believes that the allowance for loan and lease losses at March 31, 1999 and December 31, 1998 was adequate to cover expected losses based on economic circumstances known or anticipated at that time. As conditions are continually changing, it is necessary for management to review the loan and lease portfolio and market conditions and make appropriate adjustments to the allowance. Any necessary changes to the allowance resulting from revised loss estimates will be reflected in future earnings.

        The allowance for loan and lease losses was approximately $3,931,000 or 1.11%, of total loans and leases at March 31, 1999, compared to $3,308,000, or 1.14%, of loans and leases at December 31, 1998. Net recoveries of loans previously charged-off were approximately $18,000 and $24,000 for the three months ended March 31, 1999 and 1998, respectively.

        The Company accounts for impaired loans and leases in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure". These standards address the accounting by creditors for the impairment of certain loans and leases as well as the accounting for troubled debt restructurings. A loan and lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. The standards allow impaired loans that fall within the scope of SFAS No. 114, as amended by SFAS No. 118, to be measured based on the present value of expected future cash flows for each loan or lease discounted at the effective interest rate or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans and leases on the Company's books (including non-accrual and restructured loans) amounted to approximately $2,780,000 and $3,459,000 as of March 31, 1999 and December 31, 1998, respectively. As of March 31, 1999 and December 31, 1998, approximately $522,000 and $366,000, respectively, of the allowance for loan and lease losses was allocated specifically to these loans.

        Following is an analysis of the allowance for loan and lease losses for the three months ended March 31, (in thousands):

                                                             1999        1998
                                                           -------     -------
Balance at beginning of year ...........................   $ 3,308     $ 2,861
Addition to reserve related to bank acquisition ........       600           0
Provision (credit) charged to operating expense ........         5           0
Loans and leases charged off:
      Commercial and financial .........................        (2)         (2)
      Real estate ......................................         0           0
      Agriculture ......................................         0           0
      Consumer .........................................       (73)        (69)
                                                           -------     -------
            Total charged off ..........................       (75)        (71)
                                                           -------     -------
Recoveries of loans and leases previously charged off:
      Commercial and financial .........................        50          67
      Real estate ......................................         6          16
      Agriculture ......................................         0           0
      Consumer .........................................        37          12
                                                           -------     -------
            Total recoveries ...........................        93          95
                                                           -------     -------
Net loans and leases recovered .........................        18          24
                                                           -------     -------
Balance at end of quarter ..............................   $ 3,931     $ 2,885
                                                           =======     =======
Allowance for loan and lease losses as a
       percentage of total loans and leases ............      1.11%       1.04%
Net recoveries as a percentage of average
      loans and leases outstanding .....................       .01%        .01%

--------------------------------------------------------------------------------

NON-PERFORMING ASSETS

                                                              March 31,
                                                       --------------------
Past due 90 days or more and still accruing:             1999         1998
                                                       -------      -------
      Commercial and financial ...................     $  213        $   97
      Real estate ................................        879            51
      Agriculture ................................         18            64
      Consumer ...................................         48            99
                                                       ------        ------
        Total past due 90 days or more ...........     $1,158        $  311
                                                       ======        ======
Non-accrual:
      Commercial and financial ...................     $  353        $   73
      Real estate ................................        867           837
      Agriculture ................................        932           614
      Consumer ...................................        114             6
                                                       ------        ------
        Total non-accrual ........................      2,266         1,530
                                                       ------        ------
Restructured Loans:
      Commercial and financial ...................          0             0
      Real estate ................................          0           750
      Agriculture ................................        514           782
      Consumer ...................................          0             0
                                                       ------        ------
        Total restructured loans .................        514         1,532
Real estate and other collateral acquired
  through foreclosure ............................        391             9
                                                       ------        ------
        Total non-performing assets ..............     $3,171        $3,071
                                                       ======        ======
Non-performing assets as a percentage of
loans and other non-performing assets ............        .90%         1.10%



        Foreclosed assets are carried in other assets at the lower of the loan balance or estimated fair value less estimated selling costs and totaled approximately $391,000 and $104,000 at March 31, 1999 and December 31, 1998, respectively. The Company recorded gains and losses, respectively, on sales of foreclosed assets of approximately $2,000 and $13,000 for the three months ended March 31, 1999 and 1998, respectively.

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

        Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future ("liquid assets"). These include federal funds sold, time deposits in banks, investment securities and loans which are nearing maturity. At March 31, 1999, the Company's liquidity ratio defined as liquid assets as a percentage of deposits was 32.87%. Liability liquidity is provided by access to funding sources, principally core depositors and correspondent banks which maintain accounts with and sell federal funds to the Subsidiary Banks.

CAPITAL

        On January 19, 1999, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on February 11, 1999 to shareholders of record as of January 28, 1999. In addition, on April 20, 1999, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on May 13, 1999 to shareholders of record as of April 29, 1999. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank, and there are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends.

--------------------------------------------------------------------------------

        The Office of the Comptroller ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") have issued comprehensive guidelines implementing risk-based capital requirements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy and encourage the holding of liquid, low-risk assets. Under these guidelines, at March 31, 1999 and December 31, 1998, the Company was required to maintain a minimum ratio of total capital-to-risk-weighted assets of 8.00% of which at least 4.00% must be in the form of Tier I capital. Tier I capital is comprised of the Company's common stock, surplus and retained exclusive of goodwill. As of March 31, 1999 the Company had approximately $10,907,000 related to branch and bank acquisitions. At March 31, 1999 and December 31, 1998, the percent of total capital-to-risk-weighted assets was 13.32% and 18.55%, respectively, and currently exceeds the regulatory requirements. The Company's Tier I capital ratio as of March 31, 1999 and December 31, 1998 was 12.33% and 17.54%, respectively, and well in excess of the required ratios.

        Tier I leverage ratio is defined as the Company's Tier I capital divided by its adjusted average total assets (net of allowance for loan losses). The minimum leverage ratio is 3.00% for banking organizations carrying the highest regulatory rating. Other institutions are expected to maintain a leverage ratio of at least 4.00% to 5.00% depending upon their particular condition. At March 31, 1999 and December 31, 1998, the Company's Tier I leverage ratio was 7.88% and 11.01%, respectively, which exceeds the regulatory minimum.

THE YEAR 2000 ISSUE

        This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and other contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based on the Company's current internal assessments and remediation plans, incorporating certain representations of third-party servicers, and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts.

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

        Achieving Year 2000 compliance is one of the Company's highest priorities. Senior management and the Board of Directors have been actively involved in overseeing Year 2000 compliance efforts to ensure that the Company adequately handles all required aspects of the century date change, including application systems, system interfaces, operations and facilities. To that end, the Board adopted a Year 2000 Project Plan which was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's ("FFIEC") interagency statement "Year 2000 Project Management Awareness". The Year 2000 Project Plan consists of five phases: awareness, assessment, renovation, validation and implementation. The plan called for completion of all necessary renovation by December 31, 1998, with validation and testing to be completed by March 31, 1999. The Company's Year 2000 Steering Committee, led by the Year 2000 Senior Officer and the Year 2000 Project Leader, is responsible for implementing and monitoring the Year 2000 Project Plan, with the Board of Directors receiving progress reports quarterly. Management believes that its program is producing the appropriate level of preparedness, consistent with the guidelines issued by federal banking regulators.

        The Company has contacted its major computer service providers and has received assurances that those services will function properly on and after January 1, 2000. Testing by the Company to validate those assurances began in the third quarter of 1998 and, as of March 31, 1999, was substantially complete for both in-house applications and service providers. Certain computer hardware and software, including some systems with embedded technology, required revisions or replacement to be Year 2000 compliant. Those replacements and revisions are substantially complete. Currently, the Company estimates the final cost of its Year 2000 compliance plan, excluding normal salary costs for Company personnel working on the project, to be less than $300,000. These costs, with the exception of capital expenditures, are being expensed as incurred, and were approximately $275,000 for 1998, including capital expenditures. Additional costs incurred during 1999 are expected to be approximately $25,000, including capital expenditures. The anticipated costs of compliance and expected completion dates are based upon management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, plans for third party vendor remediation, availability of testing facilities and other factors beyond the control of the Company.

--------------------------------------------------------------------------------

        Regardless of the Year 2000 compliance of the Company's systems, there is no complete assurance that the Company will not be adversely affected to the extent that other entities not affiliated with the Company fail to properly address this issue. In an effort to minimize this possibility, active communication has been ongoing between the Company and its external service providers and intermediaries. Public awareness sessions were hosted by the Company for its customers and other interested parties during 1998 and will continue throughout 1999. In addition, the Company has sent correspondence and informational brochures to customers and suppliers, and such communications will continue throughout 1999. In addition, a risk reduction program was initiated during 1998 to address potential Year 2000 exposure in the loan portfolio. An assessment was also made to evaluate risks inherent within the depositor base. Even with the Company's best efforts to achieve Year 2000 compliance, significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of Year 2000 issues could have a material adverse impact on the Company.

        No matter how well an organization prepares, something may go wrong. As a normal course of business, the Company has contingency plans in place to ensure business resumption and continuation in the event of unforeseen problems. Specifically, the Company has adopted contingency plans for the failure of its mission critical systems in the event of unforeseen disruptions in the Company's data processing capabilities. The Company is reviewing its contingency plans to ensure that they adequately address possible Year 2000 disruptions as well. Generally, the plans focus on strategies that would be implemented in the event of Year 2000 related problems. These strategies include the ability to continue to safely operate the Company and to execute customer transactions in the event of area wide interruptions due to loss of power or telecommunications, or problems with the Company's computer systems. These plans are subject to testing and review procedures in conjunction with the Year 2000 plan and are expected to be completed by June 30, 1999.

        While the Company will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Company will not be adversely affected in the event of a prolonged disruption or failure.

        Additionally, there can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Company's Year 2000 Project.

        Federal bank regulators have enforcement powers with respect to Year 2000 compliance. Failure to implement an acceptable Year 2000 readiness plan could result in the disapproval of expansion applications filed with bank regulatory agencies or the imposition of cease and desist orders or civil money penalties.

FORWARD-LOOKING INFORMATION

        Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate", "expect", "intend" and "project", as well as other words or expressions of similar meaning are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

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

--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND INTEREST RATES (1)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------------------------
                                                                         1999                                     1998
                                                        ---------------------------------------  ----------------------------------
                                                            (4)         INTEREST                      (4)       INTEREST
                                                          AVERAGE       INCOME/        YIELD/       AVERAGE     INCOME/     YIELD/
                                                          BALANCE       EXPENSE        COST         BALANCE     EXPENSE      COST
                                                        -----------   -----------   -----------  ------------  ----------- --------
ASSETS
Earning assets:
      Due from banks .................................   $      18     $       1        22.22%     $      56   $       1      7.13%
      Federal funds sold .............................      30,361           313         4.12         20,463         278      5.43
      Investment securities, available-for-sale:
           Taxable ...................................     199,034         2,849         5.73        181,378       2,857      6.31
           Tax-exempt (2) ............................       1,820            30         6.59          2,687          50      7.44
      Loans and leases (3) ...........................     351,842         7,178         8.27        268,508       6,033      9.11
                                                         ---------     ---------      -------      ---------   ---------    ------
                Total earning assets .................     583,075        10,370         7.21        473,092       9,219      7.90
                                                         ---------     ---------      -------      ---------   ---------    ------
Less allowance for loan and lease losses .............      (3,931)                                   (2,886)
Non-earning assets ...................................      53,493                                    40,905
                                                         ---------                                 ---------
                     TOTAL ASSETS ....................   $ 632,637                                 $ 511,111
                                                         =========                                 =========
LIABILITIES
Interest bearing liabilities:
      Deposits:
           Savings, NOW, & MMA accounts ..............   $ 185,462         1,009         2.21      $ 149,670       1,122      3.04
           Time deposits .............................     251,686         3,130         5.04        212,321       2,820      5.39
                                                         ---------     ---------      -------      ---------   ---------    ------
                Total interest bearing deposits ......     437,148         4,139         3.84        361,991       3,942      4.42
      Federal funds purchased and securities sold
           under agreements to repurchase ............      23,017           277         4.81          8,827         117      5.30
      Other borrowings ...............................      18,052           283         6.27         15,316         242      6.32
                                                         ---------     ---------      -------      ---------   ---------    ------
                Total interest bearing liabilities ...     478,217         4,699         3.99        386,134       4,301      4.52
                                                         ---------     ---------      -------      ---------   ---------    ------
Non-interest bearing liabilities:
      Demand deposits ................................      89,162                                    62,536
      Other liabilities ..............................       8,514                                     5,519
                                                         ---------                                 ---------
                Total non-interest bearing
                     liabilities .....................      97,676                                    68,055
Shareholders' Equity .................................      56,744                                    56,922
                                                         ---------                                 ---------
                  TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY ...............   $ 632,637                                 $ 511,111
                                                         =========                                 =========
Net Interest Income ..................................                 $   5,671                               $   4,918
                                                                       =========                               =========
Interest Differential ................................                                   3.22%                                3.38%
                                                                                      =======                               ======
Net Interest Margin ..................................                                   3.94%                                4.22%
                                                                                      =======                               ======

-----------------
(1)   DOLLARS IN THOUSANDS AND INCOME AND RATES ON TAX-EQUIVALENT BASIS.
(2)   INCLUDES TAX EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)   INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)   ALL AMOUNTS SHOWN AT AMORTIZED COST.

--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the three months ended March 31, 1999, there have been no material changes in the Company's market risk.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the period covered by this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) On January 24, 1999 the Company filed a Form 8-K announcing that the Board of Directors of FVNB Corp. had declared a regular cash dividend of $.35 per share payable on February 11, 1999 to shareholders of record as of January 28, 1999.

      On January 29, 1999 the Company filed a Form 8-K announcing the completion of the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company.

      On February 16, 1999 the Company filed a Form 8-K announcing that the Board of Directors of the Company had decided not to renew the contract of Arthur Andersen LLP as independent accountants for FVNB Corp. effective upon completion of the current audit for the year ended December 31, 1998. The decision was in no way related to any disagreement between the Company and Arthur Andersen LLP.

      In addition, on April 21, 1999 the Company filed a Form 8-K dated April 20, 1999. The purpose of the form was to report that the Board of Directors of FVNB Corp. had declared a regular cash dividend of $.35 per share payable on May 13, 1999 to shareholders of record as of April 29, 1999.

  b)  The following exhibits are filed as part of this report:


  *   27 Financial Data Schedule

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FVNB CORP.


    MAY 14, 1999                  By: /s/ DAVID M. GADDIS
        Date                              David M. Gaddis
                                          President and Chief Executive Officer


    MAY 14, 1999                  By: /s/ C. DEE HARKEY
        Date                              C. Dee Harkey
                                          Secretary,
                                          Principal Accounting and Financial
                                           Officer