Form 10-Q
period 1999-06-30
FVNB CORP
filed 1999-08-09
CIK 1057437

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF
                                      1934
                  For the quarterly period ended June 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________________ to __________________
                   Commission file number ___________________
                                _______________

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

                                 (361) 573-6321
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. FVNB Corp. has 2,372,792 shares of common stock, $.01 par value, outstanding as of August 6, 1999.
-------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

                                                                                                         JUNE 30,     DECEMBER 31,
                                                                                                            1999          1998
                                                                                                         ---------    ------------
ASSETS
   Cash and due from banks--Note 3 ...................................................................   $  23,327    $     27,504
   Federal funds sold ................................................................................       3,570           6,800
   Investment securities--Note 4
      Available-for-sale .............................................................................     171,403         211,918
   Loans and lease receivable--Note 5 (net of allowance for loan and lease losses
      of $4,213 and $3,308) ..........................................................................     362,229         289,554
   Premises and equipment, net--Note 6 ...............................................................      31,790           9,404
   Accrued interest receivable .......................................................................       5,825           4,931
       Goodwill and intangibles--Note 17 .............................................................      10,721           1,919
   Other assets--Note 5 ..............................................................................       2,364           1,134
                                                                                                         ---------    ------------
      TOTAL ASSETS ...................................................................................   $ 611,229    $    553,164
                                                                                                         =========    ============
LIABILITIES
   Deposits:
      Demand .........................................................................................   $  86,798    $     77,302
      Savings, NOW, and money market accounts ........................................................     165,798         158,411
      Time--Note 7 ...................................................................................     246,993         219,027
                                                                                                         ---------    ------------
         TOTAL DEPOSITS ..............................................................................     499,589         454,740
                                                                                                         ---------    ------------
   Federal funds purchased and securities sold
      under agreements to repurchase .................................................................      16,750          12,225
   Other borrowings--Note 14 .........................................................................      29,014          19,119
   Other liabilities--Note 8 .........................................................................       6,873           7,558
                                                                                                         ---------    ------------
         TOTAL LIABILITIES ...........................................................................     552,226         493,642
                                                                                                         ---------    ------------
   Commitments and Contingent Liabilities--Notes 9 and 10

SHAREHOLDERS' EQUITY--NOTE 15:
   Common stock ($.01 par value; 20,000,000 shares authorized;
      2,372,792 shares issued and outstanding) .......................................................          24              24
   Surplus ...........................................................................................      15,682          15,682
   Retained earnings .................................................................................      45,921          43,764
   Accumulated other comprehensive (loss) income .....................................................      (2,624)             52
                                                                                                         ---------    ------------
      TOTAL SHAREHOLDERS' EQUITY .....................................................................      59,003          59,522
                                                                                                         ---------    ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................................   $ 611,229    $    553,164
                                                                                                         =========    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amount)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                             ----------------------       -----------------------
                                                               1999           1998          1999          1998
                                                             --------       -------       --------       --------
INTEREST INCOME:
Loans and lease receivable, including fees .........         $  8,975       $ 6,379       $ 16,154       $ 12,412
   Investment securities:
      Taxable .........................................         2,559         2,595          5,380          5,423
      Tax-exempt ......................................            17            29             37             62
      Dividends .......................................            30            30             58             59
   Federal Funds sold .................................           387           268            700            546
   Other ..............................................             0             0              1              1
                                                             --------       -------       --------       --------

         TOTAL INTEREST INCOME ........................        11,968         9,301         22,330         18,503
                                                             --------       -------       --------       --------

INTEREST EXPENSE:
   Deposits--Note 7 ...................................         4,076         4,015          8,215          7,957
   Federal funds purchased and securities sold
        under agreements to repurchase ................           455            58            732            175
   Other borrowings ...................................           249           281            532            523
                                                             --------       -------       --------       --------

      TOTAL INTEREST EXPENSE ..........................         4,780         4,354          9,479          8,655
                                                             --------       -------       --------       --------

      NET INTEREST INCOME .............................         7,188         4,947         12,851          9,848
   (Credit) provision for loan and lease losses--Note 5          (150)            0           (145)             0
                                                                            -------       --------       --------

         NET INTEREST INCOME AFTER
         (CREDIT) PROVISION FOR LOAN AND LEASE LOSSES .         7,338         4,947         12,996          9,848
                                                             --------       -------       --------       --------

NON-INTEREST INCOME:
   Gain (loss) on sales of investment securities ......             4           (21)            13            (21)
   Trust service fees .................................           341           361            877            769
   Service charges and fees on deposit accounts .......         1,010           807          1,962          1,556
   (Loss) gain on sale of assets--Note 5 ..............            (2)            3              0            (11)
   Other ..............................................           359           163            642            329
                                                             --------       -------       --------       --------

      TOTAL NON-INTEREST INCOME .......................         1,712         1,313          3,494          2,622
                                                             --------       -------       --------       --------

NON-INTEREST EXPENSE:
   Salaries and wages--Note 11 ........................         2,476         1,907          4,830          3,838
   Employee benefits--Note 11 .........................           427           304            892            596
   Net occupancy expense ..............................           347           300            653            613
   Furniture and equipment ............................           267           189            501            377
   Communication and supplies .........................           326           262            654            541
   Data processing ....................................           299           254            593            509
   Professional fees ..................................           220           139            508            264
   FDIC insurance assessment ..........................             8            13             29             24
   Marketing and advertising ..........................           189           141            349            275
   Other ..............................................           835           551          1,473          1,021
                                                             --------       -------       --------       --------

      TOTAL NON-INTEREST EXPENSE ......................         5,394         4,060         10,482          8,058
                                                             --------       -------       --------       --------

      INCOME BEFORE INCOME TAXES ......................         3,656         2,200          6,008          4,412
Income Tax Expense--Note 8 ............................         1,351           742          2,193          1,486
                                                             --------       -------       --------       --------

      NET INCOME ......................................      $  2,305       $ 1,458       $  3,815       $  2,926
                                                             ========       =======       ========       ========

Basic earnings per share ..............................         $. 97         $. 61       $   1.61       $   1.23
                                                             ========       =======       ========       ========

Diluted earnings per share ............................         $. 93         $. 61       $   1.56       $   1.23
                                                             ========       =======       ========       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                                   --------------------      --------------------
                                                                     1999         1998        1999          1998
                                                                   -------       ------      -------       ------
Net income ..................................................      $ 2,305       $1,458      $ 3,815       $2,926
Other comprehensive income, net of tax
  Unrealized holding (losses) gains arising during the period       (1,510)
                                                                                    219      (2,667)          220
  Realized (gains) losses reflected in net income ...........           (3)          14           (9)          14
                                                                   -------       ------      -------       ------

   COMPREHENSIVE INCOME .....................................      $   792       $1,691      $ 1,139       $3,160
                                                                   =======       ======      =======       ======

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        --------------------
                                                                          1999        1998
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..........................................................   $  3,815    $  2,926
Adjustments to reconcile net income to net cash
   provided by operating activities --
      Net (gain) loss on sale of investment securities ..............        (13)         21
      (Credit) provision for loan and lease and
      other real estate losses ......................................       (145)          0
      Depreciation ..................................................        667         618
      Premium amortization and discount accretion, net ..............        105          59
      Pension expense ...............................................        182         151
      Net loss on sale of assets ....................................          0          11
      Increase in accrued interest receivable .......................       (407)     (1,994)
      Net change in other assets and other liabilities ..............       (459)       (846)
                                                                        --------    --------

         NET CASH PROVIDED BY OPERATING ACTIVITIES ..................      3,745         946
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by acquisition of subsidiaries ....................      7,098           0
Proceeds from sales of investment securities, available-for-sale ....     19,583      36,983
Proceeds from maturities of investment securities, available-for-sale      23,69      14,955
Purchase of investment securities, available-for-sale ...............       (165)    (75,979)
Net increase in loans to customers ..................................    (17,227)    (16,605)
Additions to premises and equipment .................................    (19,536)       (437)
Proceeds from sale of assets ........................................        227          22
                                                                        --------    --------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........     13,671     (21,061)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net decrease in demand, NOW,
   savings and money market accounts ................................    (20,193)     (4,096)
Net (decrease) increase in time deposits ............................    (17,390)     21,393
Net increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase ...................      4,525      (6,250)
Net (decrease) increase in other borrowed funds .....................      9,895       6,764
Dividends paid ......................................................     (1,660)     (1,423)
                                                                        --------    --------

      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ...........    (24,823)     16,388
                                                                        --------    --------

      NET DECREASE IN CASH AND CASH EQUIVALENTS .....................     (7,407)     (3,727)

Cash and cash equivalents beginning of period .......................     34,304      49,748
                                                                        --------    --------

      CASH AND CASH EQUIVALENTS END OF PERIOD .......................   $ 26,897    $ 46,021
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

     PRINCIPLES OF CONSOLIDATION -- In September 1998, FVNB Corp. was organized as a bank holding company for First Victoria National Bank. As a result of the reorganization, shareholders of First Victoria National Bank became shareholders of FVNB Corp. In addition, the par value of common stock outstanding changed from $2.50 per share to $.01 per share. Total authorized shares outstanding also changed from 5,000,000 to 20,000,000. These changes are reflected retroactively for each period shown in the consolidated financial statements. No revaluation of the assets and liabilities was made as a result of this reorganization. Subsequently, in January 1999, the Company completed the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. Citizens Bank of Texas will continue to operate as an independent subsidiary of the Parent Company. Existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas will keep the name Citizens Bank of Texas, N.A. The acquisition, which was accounted for using the purchase method of accounting, is discussed further in
Note 17 to the consolidated financial statements.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years ending after June 15, 1999. The Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management of the Company believes that the Statement's impact on the consolidated financial statements will be immaterial. Subsequently, in June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" was issued. This Statement defers the effective date of FASB Statement No. 133 for one year making it effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

     The Company accounts for leases in accordance with SFAS No. 13 "Accounting for Leases". This standard addresses the accounting and reporting for leases by lessees and lessors. In the case of a leveraged lease, the lessor records the investment in the lease as the gross rental receivable (net of principal and interest on nonrecourse debt) and the estimated residual value net of unearned and deferred income. The investment less deferred taxes is used for computing income earned. Income is recognized based on the cash flow over the lease term and the rate of return on the positive net investment. In the case of an operating lease, the lessor records the leased property at cost in premises and equipment on the consolidated balance sheet. The property is depreciated using the lessor's normal depreciation policy over the useful life of the asset. Rental income is recorded over the lease term as it becomes receivable according to the provision of the lease agreement.

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

(2) STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the six months ended June 30, 1999 and 1998 was approximately $10,140,000 and $8,187,000, respectively. Cash paid for federal income taxes was approximately $850,000 and $1,190,000 during the six months ended June 30, 1999 and 1998, respectively. Non-cash transactions representing the transfer of non-performing loans to other real estate owned and foreclosed assets totaled approximately $452,000 and $24,000 for the six months ended June 30, 1999 and 1998, respectively.

(3) CASH AND DUE FROM BANKS: Cash and due from banks of approximately $5,385,000 and $7,522,000 at June 30, 1999 and December 31, 1998, respectively, were maintained to satisfy regulatory reserve requirements.

(4) INVESTMENT SECURITIES: As of June 30, 1999, the Company's entire investment portfolio was classified as available-for-sale and this classification resulted in an unrealized loss of approximately $3,976,000. This was reflected as a decrease to available-for-sale securities of approximately $3,975,000 and a corresponding decrease to shareholders' equity and a deferred tax asset of approximately $2,623,000 and $1,352,000, respectively. As of December 31, 1998, the classification resulted in an unrealized gain of approximately $79,000. This was reflected as an increase to available-for-sale securities of approximately $79,000 and a corresponding increase to shareholders' equity and a deferred tax asset of approximately $52,000 and $27,000, respectively.

     During the six months ended June 30, 1999 the Company sold several fixed rate securities with a total book value of approximately $19,574,000 resulting in a net gain of approximately $9,000. The securities were sold primarily for liquidity purposes and to improve the overall yield of the investment portfolio. In addition, there were several called bonds during the same period with a total book value of approximately $12,000,000 resulting in a net gain of approximately $4,000. During the six months ended June 30, 1998, the Company sold several fixed rate securities with a total book value of approximately $37,000,000 resulting in a net loss of approximately $21,000. These securities were sold in an effort to restructure and improve the liquidity of the portfolio as a whole.

     A comparison of investment securities at book and market values, as determined by an independent broker, is as follows (in thousands):

                                                                   JUNE 30, 1999
                                                 --------------------------------------------------
                                                 AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                                    COST        GAINS        LOSSES        VALUE
                                                 ----------   ----------   ----------    ----------

Available-for-sale:
U.S. Treasuries ..............................   $      198   $        0   $       (1)   $      197
U.S. Government Agencies .....................      116,243           19       (3,077)      113,185

Mortgaged-backed securities and collateralized
     mortgage obligations ....................       55,072          106       (1,033)       54,145
State and political subdivisions .............        1,604           12           (1)        1,615
Other ........................................        2,261            0            0         2,261
                                                 ----------   ----------   ----------    ----------

         Total ...............................   $  175,378   $      137   $   (4,112)   $  171,403
                                                 ==========   ==========   ==========    ==========

                                                                      DECEMBER 31, 1998
                                                    --------------------------------------------------
                                                    AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                                       COST        GAINS        LOSSES         VALUE
                                                    ----------   ----------   ----------    ----------
Available-for-sale:
   U.S. Treasuries ..............................   $    2,999   $       33   $        0    $    3,032
   U.S. Government Agencies .....................      142,780          485         (251)      143,014
   Mortgaged-backed securities and collateralized
      mortgage obligations ......................       62,908          197         (411)       62,694
   State and political subdivisions .............        1,180           26            0         1,206
   Other ........................................        1,972            0            0         1,972
                                                    ----------   ----------   ----------    ----------

         Total ..................................   $  211,839   $      741   $     (662)   $  211,918
                                                    ==========   ==========   ==========    ==========

     The amortized cost and estimated market value of investment securities at June 30, 1999 and December 31, 1998, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                             JUNE 30, 1999
                                                         -----------------------
                                                           AVAILABLE-FOR-SALE
                                                         -----------------------
                                                         AMORTIZED       MARKET
                                                           COST           VALUE
                                                         --------       --------
Due in one year or less ..........................       $ 35,429       $ 35,002
Due after one year through five years ............         62,862         61,091
Due after five years through ten years ...........         25,260         24,350
Due after ten years ..............................         51,827         50,960
                                                         --------       --------
Total ............................................       $175,378       $171,403
                                                         ========       ========


                                                            DECEMBER 31, 1998
                                                        ------------------------
                                                            AVAILABLE-FOR-SALE
                                                         -----------------------
                                                         AMORTIZED       MARKET
                                                           COST           VALUE
                                                         --------       --------
Due in one year or less ..........................       $ 70,514       $ 70,853
Due after one year through five years ............         72,909         73,010
Due after five years through ten years ...........          8,285          8,179
Due after ten years ..............................         60,131         59,876
                                                         --------       --------
   Total .........................................       $211,839       $211,918
                                                         ========       ========

     Securities with a par value of approximately $156,842,000 and $84,550,000 at June 30, 1999 and December 31, 1998, respectively, were pledged to secure public and trust deposits as required or permitted by law.

(5) LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES AND OTHER REAL ESTATE OWNED: The Subsidiary Banks make agriculture, commercial, real estate, and installment loans to customers primarily in southeast Texas. Although the Subsidiary Banks have a diversified loan and lease portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon the agricultural economic sector. Loans and leases are classified in the following categories (in thousands):

                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      1999          1998
                                                                                   ---------    ------------
Commercial and financial .......................................................   $  85,637    $     63,255
Mortgage real estate ...........................................................     139,523         106,410
Construction real estate .......................................................      10,616           3,736
Agriculture ....................................................................      78,488          75,793
Consumer .......................................................................      52,403          43,776
                                                                                   ---------    ------------
      Total loans and leases ...................................................     366,667         292,970
                                                                                   ---------    ------------
Less -
   Unearned income .............................................................        (225)           (108)
   Allowance for loan and lease losses .........................................      (4,213)         (3,308)
                                                                                   ---------    ------------

      Net loans and leases .....................................................   $ 362,229    $    289,554
                                                                                   =========    ============

     As of June 30, 1999 and December 31, 1998, First Victoria Leasing, Inc. a wholly owned subsidiary of First Victoria National Bank was an equity participant in the leveraged lease of an aircraft. As First Victoria National Bank has no general liability for the non-recourse debt attributable to the acquisition of such asset, the debt has been offset against the related rentals receivable. The net investment in leveraged lease consists of the following (in thousands):

                                                          June 30,      December 31,
                                                            1999            1998
                                                           -------      ------------
Rentals receivable (net of principal and interest
on non-recourse debt) ................................     $ 5,772      $      5,772
Estimated residual value .............................       6,375             6,375
Unearned and deferred income .........................      (5,107)           (5,354)
                                                           -------      ------------
Investment in leveraged lease ........................       7,040             6,793
Deferred income taxes ................................      (3,926)           (3,329)
                                                           -------      ------------
   Net Investment ....................................     $ 3,114      $      3,464
                                                           =======      ============

     A summary of the components of income from the leveraged lease follows for the six months ended June 30, 1999 and 1998:


                                                              1999       1998
                                                              ----       ----
         Income before income taxes......................     $248       $340
         Income tax expense..............................     (84)       (116)
                                                              ----       ----
         Net income from leveraged lease.................     $164       $224
                                                              ====       ====


     Transactions in the allowance for loan and lease losses for the six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                                              1999        1998
                                                             ------      ------
Balance at beginning of period...........................    $3,308      $2,861
   Addition to reserve related to subsidiary
   bank acquisition                                             600           0
   Provision for loan and lease losses...................      (145)          0
   Loans and leases charged off..........................      (618)       (255)
   Recoveries of loans and leases charged off............     1,068         170
                                                             ------      ------
Balance at end of period.................................    $4,213      $2,776
                                                             ======      ======

     The allowance is maintained at a reasonable level which management considers adequate to cover estimated losses inherent in the loan and lease portfolio. The Company's methodology is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. The components that comprise the allowance include basically two areas -- (1) specific allowances on loans and leases, and
(2) a general allowance for loans other than those with specific allowances based upon a historical moving average and amounts for factors which are considered areas of additional risk. Management of the Subsidiary Banks assess the adequacy of the allowance for loan and lease losses quarterly using a three step procedure. First, loans and leases are reviewed and categorized as to potential risk based upon an internal grading. Specific allowances are then established for any loans and leases with identified loss potential after consideration of third-party appraisals of collateral value and management assessments of current economic conditions, guarantor support, cash flows, and other circumstances, as appropriate. Second, a general allowance is determined based upon the historical loss experience of the portfolio as a whole. These estimates are based upon historical data related to type of loan, risk assessment, historical loss experience and other factors. Third, the historical loss experience is adjusted based on estimates of losses in the portfolio as a whole that cannot be identified with specific loans and leases, taking into consideration local and national economic trends, volume of past due and seriously delinquent loans and leases, non-performing loans and leases, loan and lease concentrations, and other similar factors. These considerations are not limited to previous collection experience and include estimates of the effect of changing business trends and other environmental conditions. As conditions are continually changing, it is necessary for management to review the loan portfolio and market conditions quarterly and make appropriate adjustments to the allowance. Management believes that the allowance for loan and lease losses at June 30, 1999 and December 31, 1998 was adequate to cover expected losses based on economic circumstances known or anticipated at that time.

     Loans and leases on which the accrual of interest has been discontinued amounted to approximately $1,741,000 and $1,985,000 at June 30, 1999 and December 31, 1998, respectively. The effect of the reversal of previously accrued interest on interest income was approximately $58,000 and $5,000 for the six months ended June 30, 1999 or 1998. If during the six months ended June 30, 1999 and 1998 interest had been accrued at the stated rates, interest income would have increased by approximately $91,000 and $63,000, respectively. As of June 30, 1999, the Company had no restructured loans or leases. As of December 31, 1998, restructured loans and leases totaled approximately $1,474,000.

     Foreclosed assets are carried in other assets at the lower of loan balance or estimated fair value less estimated selling costs and totaled approximately $450,000 and $104,000 at June 30, 1999 and December 31, 1998, respectively. The Company recorded no net gains or losses on sales of foreclosed assets during the six months ended June 30, 1999 and net losses on sales of foreclosed assets of approximately $16,000 for the six months ended June 30, 1998.

     Total impaired loans and leases on the Company's books (including non-accrual and restructured loans and leases) amounted to approximately $1,741,000 and $3,459,000 as of June 30, 1999 and December 31, 1998,
respectively. Approximately $534,000 and $366,000 of the allowance for loan and lease losses was allocated specifically to these loans and leases as of June 30, 1999 and December 31, 1998, respectively. The average balance of impaired loans outstanding during the six months ended June 30, 1999 was approximately $2,700,000. The average balance of impaired loans outstanding during 1998 was approximately $2,692,000.

(6)PREMISES AND EQUIPMENT:  The following is a summary of premises and equipment
                            (in thousands):

                                                                                   June 30,     December 31
                                                                                     1999          1998
                                                                                   --------    ------------
Land ...........................................................................   $  2,978    $      2,008
Buildings ......................................................................     14,910          13,146
Furniture and equipment ........................................................     27,926           7,572
                                                                                   --------    ------------
                                                                                     45,814          22,726
Accumulated depreciation .......................................................    (14,024)        (13,322)
                                                                                   --------    ------------
                                                                                   $ 31,790    $      9,404
                                                                                   ========    ============

     Furniture and equipment at June 30, 1999 includes an aircraft with a book value of approximately $19,142,000 purchased as a part of a lease agreement as discussed in Note 18 to the consolidated financial statements.

(7) DEPOSITS: Time certificates of deposit of $100,000 or more amounted to approximately $84,276,000 and $74,446,000 at June 30, 1999 and December 31, 1998, respectively. Interest expense for these deposits was approximately $2,217,000 and $2,054,000 for the six months ended June 30, 1999 and 1998, respectively.

(8) INCOME TAXES: The Company recorded current federal income tax expense of approximately $1,576,000 and $700,000 for the six months ended June 30, 1999 and 1998, respectively. In addition, the Company recorded deferred tax expense of approximately $617,000 and $786,000 for the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999 and December 31, 1998, the Company had net deferred tax liabilities of approximately $2,816,000 and $3,457,000, which were reflected in other liabilities on the consolidated financial statements.

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

     The Subsidiary Banks' exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amounts of those instruments. As of June 30, 1999 and December 31, 1998, the Subsidiary Banks had commitments to extend credit of approximately $119,691,000 and $100,204,000 and standby letters of credit of approximately $2,413,000 and $1,534,000, respectively. The following is a breakdown of commitments by type (in thousands).

                                                       June 30,     December 31,
                                                         1999           1998
                                                       --------     ------------
Commercial and financial .........................     $ 44,198     $     35,279
Real Estate ......................................       16,553            5,180
Agriculture ......................................       30,635           35,524
Consumer .........................................       28,305           24,221
                                                       --------     ------------
      Total ......................................     $119,691     $    100,204
                                                       ========     ============

(10) LITIGATION: In the normal course of business, the Company has become involved in routine claims and lawsuits, but management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

(11) EMPLOYEE BENEFITS: First Victoria National Bank's Employees' Profit Sharing Plan is a 401(k) salary deferral plan which allows employees to defer up to 10% of their compensation. In addition, participants are allowed to borrow up to 50% of their vested portion for specific purposes identified in the plan. Based upon the employee's contribution, First Victoria National Bank contributes a matching amount equal to 50% of the employee's contribution, not to exceed 5% of compensation. At the discretion of the Board of Directors, additional amounts can be contributed annually to the plan by First Victoria National Bank. All employees with at least one year of service are eligible to participate in the plan and employer contributions become fully vested after 7 years of service by the employee. The plan is administered by the Trust and Investment Management Department of First Victoria National Bank and is prohibited from investing in the common stock of the Company. Contributions to the plan by First Victoria National Bank for the six months ended June 30, 1999 and 1998 were approximately $68,000 and $65,000, respectively. Citizens Bank of Texas maintains a 401(k) salary deferral plan in which employees are allowed to defer up to 6% of their compensation. Based upon the employee's contribution, Citizens Bank of Texas contributes a matching amount equal to 25% of the employee's contribution. Expenses related to the plan during the first six months of 1999 were approximately $6,000.

     First Victoria National Bank's Incentive Compensation Plan is administered by the Compensation and Retirement Committee of the Board of Directors (the "Committee"). The Committee determines which officers may participate in the plan and the extent of their participation. All awards are contingent upon the bank's attaining certain financial objectives established annually by the Committee. Prior to 1997, the plan provided for a portion of an annual award to be distributed in cash with the remainder in the form of performance units. Performance units are determined by dividing the portion of the award to be paid in performance units by the book value per share of common stock at the end of the year in which the award is earned. The performance units may be redeemed equally over the three years following the award at the option of the participant. Performance units entitle participants to receive a future payment in cash equal to the book value of the Company common stock at the date of redemption. Accruals of additional expense for each unredeemed performance award will be made in future years to reflect increases in the book value per share of common stock of the Company. Total expense of the plan recorded by the Company for the six months ended June 30, 1999 and 1998 was approximately $4,000 and $9,000, respectively, representing accruals for the increase in book value per share of common stock related to previously awarded performance units.

     On July 15, 1997, the Compensation and Retirement Committee of First Victoria National Bank approved an Officer Annual Incentive Plan effective as of January 1, 1997. The revised plan is administered by the Committee and all awards are payable entirely in cash and are contingent upon First Victoria National Bank's attaining various growth and financial objectives to be determined annually. Expenses of approximately $259,000 and $260,000 related to this plan were recorded during the first six months of 1999 and 1998, respectively.

     First Victoria National Bank maintains a noncontributory defined benefit pension plan that covers First Victoria National Bank employees who meet specified age and length of service requirements and provides for a single benefit formula that is based on the participant's final adjusted monthly compensation. The plan holds assets comprised of U.S. Treasury bonds, U.S. Government agency securities, corporate bonds, notes and common stock. Funding is limited to the maximum amounts that are available for deduction for federal income tax purposes. Expenses of approximately $179,000 and $151,000 related to this plan were recorded during the first six months of 1999 and 1998, respectively. Citizens Bank of Texas also maintains a pension plan for its employees. Expenses related to the plan during the first three months of 1999 were not material.

     In March 1998 the Company adopted the 1998 FVNB Corp. Stock Incentive Plan (the "1998 Plan") which provides for the granting of incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to directors, officers and key employees responsible for the direction and management of the Company or the Subsidiary Banks. On September 15, 1998 a total of 52,000 stock options were granted to certain directors and officers at an exercise price of $33.00, which equaled market price of the underlying stock on September 15, 1998. An additional 1,000 options were granted on December 15, 1998 at an exercise price of $34.00, which also equaled market price of the underlying stock on December 15, 1998. On May 18, 1999, an additional 59,600 stock options were granted to certain directors and officers at an exercise price of $32.50, which equaled market price of the underlying stock on the date of grant. Options have a six-month vesting period for directors and a ratable three-year vesting period for officers. All options expire ten years from the date of grant. As of June 30, 1999, options to acquire a total of 112,600 shares of common stock of the Company remain outstanding.

(12) TRUST ASSETS: Trust assets and other properties, except cash deposits, held by the First Victoria National Bank in agency or other fiduciary capacities for its customers are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The book value of trust assets (unaudited) was approximately $200,379,000 and $191,382,000 at June 30, 1999 and December 31, 1998, respectively.

(13) RELATED PARTY TRANSACTIONS: In the ordinary course of business, the Subsidiary Banks make loans to certain directors and executive officers of the Company, and entities related to those individuals, on substantially the same terms and conditions as loans to unrelated parties (see Note 5). An analysis of loans to certain directors and executive officers of the Company and entities related to those individuals, is provided for the six months ended June 30, in the following table (in thousands):
                                                               1999       1998
                                                              ------     ------
Balance at beginning of year.............................     $3,820     $3,882
   Additions.............................................      1,751      1,828
   Reductions............................................     (3,153)    (2,106)
                                                              ------     ------
Balance at end of period.................................     $2,418     $3,604
                                                              ======     ======

     Approximately 34.04% of the Company's outstanding stock was owned by principal shareholders, directors, and executive officers of the Company at June 30, 1999. Included in that amount was approximately 9.26% which was held by Oster and Company, the nominee for stock held in trust by First Victoria National Bank.

     The aggregate deposits owned by principal shareholders, directors, and executive officers of the Company at June 30, 1999 and December 31, 1998 amounted to approximately 2.02% and 2.66%, respectively, of total deposits.

(14) OTHER BORROWINGS: The following table represents the contractual principal reductions due on the other borrowings of the Company as of June 30, 1999 and December 31, 1998, in thousands. The weighted average contractual rate on the balances of other borrowings outstanding was 8.07% and 6.30% as of June 30, 1999 and December 31, 1998, respectively. Balances as of June 30, 1999 are comprised of Federal Home Loan Bank advances and debt related to an aircraft leasing transaction as described in Note 18 to the consolidated financial statements. The balances shown at December 31, 1998 are comprised entirely of Federal Home Loan Bank advances.

                                                        June 30,    December 31,
                                                          1999          1998
                                                        -------     ------------
Within one year ...................................     $ 1,989     $      4,124
One to two years ..................................       4,916              456
Two to three years ................................       2,567            4,071
Three to four years ...............................       4,372              320
Four to five years ................................       4,153            2,682
After five years ..................................      11,017            7,466
                                                        -------     ------------
      Total .......................................     $29,014     $     19,119
                                                        =======     ============

(15) SHAREHOLDERS' EQUITY: On April 20, 1999, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on May 13, 1999 to shareholders of record as of April 29, 1999. In addition, on July 20, 1999 the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on August 12, 1999 to shareholders of record as of July 29, 1999. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank. There are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends. The weighted average number of shares outstanding during 1998 and the three months ended June 30, 1999 was 2,372,792.

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

     Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Subsidiary Banks have satisfied all capital adequacy requirements to which they are subject.

     As of June 30, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized each of the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below (dollars in thousands). There are no conditions or events since that notification that management believes have changed the Subsidiary Banks' categories. Presented below are the capital ratios for the Company as of June 30, 1999 and December 31, 1998.

                                                    ACTUAL                    FOR CAPITAL ADEQUACY  PURPOSES
                                             ---------------------     --------------------------------------------
                                               AMOUNT      RATIO         AMOUNT               RATIO
                                             ----------  ---------     ----------    ------------------------------
AS OF JUNE 30, 1999:
   Total Capital
      (to Risk Weighted Assets):
         FVNB Corp. .................        $   55,119      13.58%    $   32,479   (greater than or equal to)8.00%
         First Victoria National Bank            46,176      13.03%        28,352   (greater than or equal to)8.00%
         Citizens Bank of Texas, N.A              8,841      14.60%         4,843   (greater than or equal to)8.00%
   Tier I Capital
      (to Risk Weighted Assets)
         FVNB Corp. .................        $   50,906      12.54%    $   16,240   (greater than or equal to)4.00%
         First Victoria National Bank            42,514      12.00%        14,176   (greater than or equal to)4.00%
         Citizens Bank of Texas, N.A              8,291      13.69%         2,422   (greater than or equal to)4.00%
   Tier I Capital
      (to Average Assets)
         FVNB Corp. .................        $   50,906       8.17%    $   24,921   (greater than or equal to)4.00%
         First Victoria National Bank            42,514       7.79%        21,822   (greater than or equal to)4.00%
         Citizens Bank of Texas, N.A              8,291       9.98%         3,323   (greater than or equal to)4.00%


AS OF DECEMBER 31, 1998:
   Total Capital
      (to Risk Weighted Assets)
         FVNB Corp. .................        $   60,957      18.55%    $   26,288   (greater than or equal to)8.00%
         First Victoria National Bank            42,177      12.84%        26,276   (greater than or equal to)8.00%
   Tier I Capital
      (to Risk Weighted Assets)
         FVNB Corp. .................        $   57,649      17.54%    $   13,144   (greater than or equal to)4.00%
         First Victoria National Bank            38,869      11.83%        13,138   (greater than or equal to)4.00%
   Tier I Capital
      (to Average Assets)
         FVNB Corp. .................        $   57,649      11.01%    $   20,935   (greater than or equal to)4.00%
         First Victoria National Bank            38,869       7.16%        21,726   (greater than or equal to)4.00%
                                                   TO BE WELL CAPITALIZED UNDER PROMPT
                                                       CORRECTIVE ACTION-PROVISION
                                             ----------------------------------------------
                                                AMOUNT             RATIO
                                             ----------    --------------------------------
AS OF JUNE 30, 1999:
   Total Capital
      (to Risk Weighted Assets):
         FVNB Corp. .................        $   40,599    (greater than or equal to)10.00%
         First Victoria National Bank            35,441    (greater than or equal to)10.00%
         Citizens Bank of Texas, N.A              6,054    (greater than or equal to)10.00%
   Tier I Capital
      (to Risk Weighted Assets)
         FVNB Corp. .................        $   24,359     (greater than or equal to)6.00%
         First Victoria National Bank            21,264     (greater than or equal to)6.00%
         Citizens Bank of Texas, N.A              3,633     (greater than or equal to)6.00%
   Tier I Capital
      (to Average Assets)
         FVNB Corp. .................        $   31,151     (greater than or equal to)5.00%
         First Victoria National Bank            27,278     (greater than or equal to)5.00%
         Citizens Bank of Texas, N.A              4,154     (greater than or equal to)5.00%


AS OF DECEMBER 31, 1998:
   Total Capital
      (to Risk Weighted Assets)
         FVNB Corp. .................        $   32,860    (greater than or equal to)10.00%
         First Victoria National Bank            32,845    (greater than or equal to)10.00%
   Tier I Capital
      (to Risk Weighted Assets)
         FVNB Corp. .................        $   19,716     (greater than or equal to)6.00%
         First Victoria National Bank            19,707     (greater than or equal to)6.00%
   Tier I Capital
      (to Average Assets)
         FVNB Corp. .................        $   26,169     (greater than or equal to)5.00%
         First Victoria National Bank            27,158     (greater than or equal to)5.00%

 (16) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

     The following table represents the estimated fair values of the Company's financial instruments, in thousands:

                                                             JUNE 30, 1999            DECEMBER 31, 1998
                                                        -----------------------   -----------------------
                                                        BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
                                                        ----------   ----------   ----------   ----------
Financial Assets:
            Cash and due from banks .................   $   23,327   $   23,327   $   27,504   $   27,504
            Federal funds sold ......................        3,570        3,570        6,800        6,800
            Investment securities, available-for-sale      171,403      171,403      211,918      211,918
            Loans and leases, net ...................      362,229      358,689      289,554      288,201
            Accrued interest receivable .............        5,825        5,825        4,931        4,931
Financial Liabilities:
            Time deposits ...........................      246,993      248,195      219,027      220,762
            Other deposits ..........................      252,596      252,596      235,713      235,713
                                                        ----------   ----------   ----------   ----------
                        Total deposits ..............      499,589      500,791      454,740      456,475
            Federal funds purchased and securities
                  sold under agreements to repurchase       16,750       16,750       12,225       12,225
            Other borrowings ........................       29,014       26,804       19,119       19,694
            Accrued interest payable ................        1,468        1,468        2,130        2,130

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

(18) OPERATING LEASES: In June 1999, First Victoria Leasing, Inc., a wholly owned subsidiary of First Victoria National Bank, became a participant in an operating lease of an aircraft. As a result, the Company's consolidated balance sheet reflects the aircraft at a book value of approximately $19,142,000 and related nonrecourse debt of approximately $13,612,000. The following table represents the contractual future rental income related to this transaction that was receivable as of June 30, 1999, in thousands.

                                                                        JUNE 30,
                                                                          1999
                                                                        --------
Within one year ...................................................     $  2,280
One to two years ..................................................        2,280
Two to three years ................................................        2,280
Three to four years ...............................................        2,280
Four to five years ................................................        2,280
After five years ..................................................        4,180
                                                                        --------
   Total ..........................................................     $ 15,580
                                                                        ========

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

RESULTS OF OPERATIONS

     For the six months ended June 30, 1999, the Company recorded net income of approximately $3,815,000, or $1.61 basic earnings per share, compared to approximately $2,926,000, or $1.23 basic earnings per share, for the same period in 1998. The return on average assets of 1.22% and return on average equity of 13.22% for the first six months of 1999 compare to amounts of 1.15% and 10.37%, respectively, for the same period in 1998.

NET INTEREST INCOME

     Net interest income, for the six months ended June 30, 1999, amounted to approximately $12,851,000 compared to $9,848,000 for the same period in 1998. Average earning assets increased approximately $104,321,000, or 21.91%, from $476,078,000 at June 30, 1998, to $580,399,000 at June 30, 1999. The
corresponding yields on these assets decreased by approximately eight basis points from 7.85% to 7.77% over the same period. Average interest bearing liabilities increased approximately $90,686,000 or 23.49%, from $386,042,000 at June 30, 1998 to $476,728,000 at June 30, 1999. The corresponding cost of funds decreased over the same period by approximately 51 basis points from 4.52% to 4.01%. The significant growth in both earning assets and interest bearing liabilities was due primarily to the acquisition of Citizens Bank of Texas by FVNB Corp. in January 1999.

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

     While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the six months ended June 30, 1999, there have been no material changes in the Company's market risk.

NON-INTEREST INCOME

     Total non-interest income for the six months ended June 30, 1999, was approximately $3,494,000 compared to $2,622,000 for the same period in 1998. This represents an increase of approximately $872,000, or 33.26%. During the six months ended June 30, 1999 the Company sold several fixed rate securities resulting in a net gain of approximately $9,000. In addition, there were several called bonds during the same period resulting in a net gain of approximately $4,000. During the same period in 1998, the Company sold several fixed rate securities resulting in a net loss of approximately $21,000. These transactions are discussed in further detail in Note 4 to the consolidated financial statements. Trust service fees increased approximately $108,000, or 14.04% from 1998 to 1999 due primarily to an overall increase in the volume of accounts as well as the recognition of various annual fee assessments during the first six months of 1999. Service charges and fees on deposit accounts increased approximately $406,000, or 26.09%, while other non-interest income also increased approximately $313,000, or 95.14%. Each of these increases was due primarily to additional fee income recorded by the Company as a result of the acquisition of Citizens Bank of Texas and Citizens Mortgage Company. Gains or losses recorded by the Company related to the sale of assets was not significant during the six months ended June 30, 1999 or 1998.

NON-INTEREST EXPENSE

     Total non-interest expense for the six months ended June 30, 1999, was approximately $10,482,000 compared to $8,058,000 for the same period in 1998. This represents an increase of approximately $2,424,000, or 30.08%. Salaries and wages increased approximately $992,000, or 25.85%, from 1998 to 1999 due primarily to the acquisition of Citizens Bank of Texas and Citizens Mortgage Company as well as normal ongoing merit increases. Employee benefits increased approximately $296,000, or 49.66%, due primarily to higher costs associated with group medical insurance recorded during the first six months of 1999 by First Victoria National Bank as well the impact of the acquisition. Net occupancy expense increased approximately $40,000, or 6.53% due primarily to the acquisition offset by a decrease in expenses related to security services and building repairs and maintenance. Furniture and equipment expense increased approximately $124,000, or 32.89% due primarily to the acquisition as offset somewhat by the impact of reduced expense on furniture and equipment that became fully depreciated during 1998 at First Victoria National Bank's North Branch facility. Communication and supplies expense as well as expense related to data processing increased approximately $113,000, or 20.89%, and $84,000, or 16.50%, respectively, due primarily to the acquisition. Professional fees increased approximately $244,000, or 92.42% from 1998 to 1999 due primarily to the write-off of organizational costs by the Company in January 1999 related to legal services performed during the formation of the Parent Company as required by AICPA Statement of Position 98-5. FDIC insurance premium assessments increased slightly during the first six months of 1999 due to the addition of Citizens Bank of Texas as did expenses related to marketing and advertising which increased approximately $74,000, or 26.91% during the first six months of 1999 compared to the same period in 1998. Other non-interest expense increased approximately $452,000, or 44.27%, due primarily to the amortization of goodwill recognized as a result of the acquisition of Citizens Bank of Texas.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses is maintained at a level considered appropriate by management and is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. In evaluating the adequacy of the allowance, management incorporates such factors as local and national economic trends, volume of past due and seriously delinquent loans, non-performing loans, loan concentrations, and other similar factors. These considerations are not limited to previous collection experience but also include estimates of the effect of changing business trends and other environmental conditions. The determination of the adequacy of the allowance for loan and lease losses can be made only on a judgmental basis. Management of the Company believes that the allowance for loan and lease losses at June 30, 1999 and December 31, 1998 was adequate to cover expected losses based on economic circumstances known or anticipated at that time. As conditions are continually changing, it is necessary for management to review the loan and lease portfolio and market conditions and make appropriate adjustments to the allowance. Any necessary changes to the allowance resulting from revised loss estimates will be reflected in future earnings.

     The allowance for loan and lease losses was approximately $4,213,000 or 1.15%, of total loans and leases at June 30, 1999, compared to $3,308,000, or 1.14%, of total loans and leases at December 31, 1998. Net recoveries of loans previously charged-off were approximately $450,000 compared to net loans charged off of approximately $85,000 for the six months ended June 30, 1999 and 1998, respectively.

        The Company accounts for impaired loans and leases in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure". These standards address the accounting by creditors for the impairment of certain loans and leases as well as the accounting for troubled debt restructurings. A loan and lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. The standards allow impaired loans that fall within the scope of SFAS No. 114, as amended by SFAS No. 118, to be measured based on the present value of expected future cash flows for each loan or lease discounted at the effective interest rate or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans and leases on the Company's books (including non-accrual and restructured loans) amounted to approximately $1,741,000 and $3,459,000 as of June 30, 1999 and December 31, 1998, respectively. As of June 30, 1999 and December 31, 1998, approximately $534,000 and $366,000, respectively, of the allowance for loan and lease losses was allocated specifically to these loans.

        Following is an analysis of the allowance for loan and lease losses for the six months ended June 30, (in thousands):

                                                             1999        1998
                                                           -------     -------
Balance at beginning of year ...........................   $ 3,308     $ 2,861
Addition to reserve related to bank acquisition ........       600           0
(Credit) provision charged to operating expense ........      (145)          0
Loans and leases charged off:
      Commercial and financial .........................       421         (78)
      Real estate ......................................         0           0
      Agriculture ......................................        13         (71)
      Consumer .........................................       184        (106)
                                                           -------     -------
            Total charged off ..........................      (618)       (255)
                                                           -------     -------
Recoveries of loans and leases previously charged off:
      Commercial and financial .........................       965         114
      Real estate ......................................         6          33
      Agriculture ......................................        31           1
      Consumer .........................................        66          22
                                                           -------     -------
            Total recoveries ...........................     1,068         170
                                                           -------     -------
Net loans and leases recovered .........................       450         (85)
                                                           -------     -------
Balance at end of quarter ..............................   $ 4,213     $ 2,776
                                                           =======     =======

Allowance for loan and lease losses as a percentage
  of total loans and leases ............................      1.15%        .98%
Net recoveries as a percentage of average
      loans and leases outstanding .....................       .13%        .03%

NON-PERFORMING ASSETS
                                                                   JUNE 30,
                                                               ----------------
Past due 90 days or more and still accruing:                    1999      1998
                                                               ------    ------
      Commercial and financial ..............................  $   14    $    0
      Real estate ...........................................     129        79
      Agriculture ...........................................      52        86
Consumer ....................................................      24        34
                                                               ------    ------
        Total past due 90 days or more ......................  $  219    $  199
                                                               ======    ======
Non-accrual:
      Commercial and financial ..............................  $  348    $   69
      Real estate ...........................................     603       631
      Agriculture ...........................................     790       312
      Consumer ..............................................       0         0
                                                               ------    ------
        Total non-accrual ...................................   1,741     1,012
                                                               ------    ------
Restructured Loans:
      Commercial and financial ..............................       0         0
      Real estate ...........................................       0       750
      Agriculture ...........................................       0       778
      Consumer ..............................................       0         0
                                                               ------    ------
        Total restructured loans ............................       0     1,528
Real estate and other collateral acquired through foreclosure     450        10
                                                               ------    ------
        Total non-performing assets .........................  $2,191    $2,749
                                                               ======    ======
Non-performing assets as a percentage of
loans and other non-performing assets .......................     .60%      .97%

     Foreclosed assets are carried in other assets at the lower of the loan balance or estimated fair value less estimated selling costs and totaled approximately $450,000 and $104,000 at June 30, 1999 and December 31, 1998, respectively. The Company recorded no net gains or losses on sales of foreclosed assets during the six months ended June 30, 1999 and net losses on sales of foreclosed assets of approximately $16,000 during the six months ended June 30, 1998.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future ("liquid assets"). These include federal funds sold, time deposits in banks, investment securities and loans which are nearing maturity. At June 30, 1999, the Company's liquidity ratio defined as liquid assets as a percentage of deposits was 28.09%. Liability liquidity is provided by access to funding sources, principally core depositors and correspondent banks which maintain accounts with and sell federal funds to the Subsidiary Banks.

CAPITAL

     On April 20, 1999, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on May 13, 1999 to shareholders of record as of April 29, 1999. In addition, on July 20, 1999, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on August 12, 1999 to shareholders of record as of July 29, 1999. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank, and there are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends.

     The Office of the Comptroller ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") have issued comprehensive guidelines implementing risk-based capital requirements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy and encourage the holding of liquid, low-risk assets. Under these guidelines, at June 30, 1999 and December 31, 1998, the Company was required to maintain a minimum ratio of total capital-to-risk-weighted assets of 8.00% of which at least 4.00% must be in the form of Tier I capital. Tier I capital is comprised of the Company's common stock, surplus and retained earnings exclusive of goodwill. As of June 30, 1999 the Company had recorded goodwill of approximately $10,721,000 related to branch and bank acquisitions. At June 30, 1999 and December 31, 1998, the percent of total capital-to-risk-weighted assets was 13.58% and 18.55%, respectively, and currently exceeds the regulatory requirements. The Company's Tier I capital ratio as of June 30, 1999 and December 31, 1998 was 12.54% and 17.54%, respectively, and well in excess of the required ratios.

     Tier I leverage ratio is defined as the Company's Tier I capital divided by its adjusted average total assets (net of allowance for loan losses). The minimum leverage ratio is 3.00% for banking organizations carrying the highest regulatory rating. Other institutions are expected to maintain a leverage ratio of at least 4.00% to 5.00% depending upon their particular condition. At June 30, 1999 and December 31, 1998, the Company's Tier I leverage ratio was 8.17% and 11.01%, respectively, which exceeds the regulatory minimum.

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

     The Company has contacted its major computer service providers and has received assurances that those services will function properly on and after January 1, 2000. Testing by the Company to validate those assurances began in the third quarter of 1998 and, as of June 30, 1999, was substantially complete for both in-house applications and service providers. Certain computer hardware and software, including some systems with embedded technology, required revisions or replacement to be Year 2000 compliant. Those replacements and revisions are substantially complete. Currently, the Company estimates the final cost of its Year 2000 compliance plan, excluding normal salary costs for Company personnel working on the project, to be less than $300,000. These costs, with the exception of capital expenditures, are being expensed as incurred. The anticipated costs of compliance and expected completion dates are based upon management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, plans for third party vendor remediation, availability of testing facilities and other factors beyond the control of the Company.

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

     No matter how well an organization prepares, something may go wrong. As a normal course of business, the Company has contingency plans in place to ensure business resumption and continuation in the event of unforeseen problems. Specifically, the Company has adopted contingency plans for the failure of its mission critical systems in the event of unforeseen disruptions in the Company's data processing capabilities. The Company is reviewing its contingency plans to ensure that they adequately address possible Year 2000 disruptions as well. Generally, the plans focus on strategies that would be implemented in the event of Year 2000 related problems. These strategies include the ability to continue to safely operate the Company and to execute customer transactions in the event of area wide interruptions due to loss of power or telecommunications, or problems with the Company's computer systems. These plans are subject to testing and review procedures in conjunction with the Year 2000 plan and are expected to be completed by September 30, 1999.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES  (1)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                           ----------------------------------------------------------------
                                                                        1999                              1998
                                                           ------------------------------    ------------------------------
                                                              (4)       INTEREST               (4)        INTEREST
                                                            AVERAGE      INCOME/   YIELD/     AVERAGE     INCOME/    YIELD/
                                                            BALANCE      EXPENSE    COST      BALANCE     EXPENSE     COST
                                                           ---------    --------   ------    ---------    --------   ------
ASSETS
Earning assets:
      Due from banks ...................................   $      18    $      0     0.00%   $      51    $      0     0.00%
      Federal funds sold ...............................      32,965         387     4.64       19,730         268     5.37
      Investment securities, available-for-sale:
            Taxable ....................................     180,274       2,589     5.74      173,413       2,625     6.05
            Tax-exempt (2) .............................       1,663          26     6.25        2,473          44     7.12
      Loans and leases (3) .............................     362,849       8,975     9.92      283,368       6,379     9.03
                                                           ---------    --------   ------    ---------    --------   ------
                  Total earning assets .................     577,769      11,977     8.31      479,035       9,316     7.80
                                                           ---------    --------   ------    ---------    --------   ------
Less allowance for loan and lease losses ...............      (4,729)                           (2,834)
Non-earning assets .....................................      59,461                            38,811
                                                           ---------                         ---------
                        TOTAL ASSETS ...................   $ 632,501                         $ 515,012
                                                           =========                         =========

LIABILITIES
Interest bearing liabilities:
      Deposits:
            Savings, NOW, & MMA accounts ...............   $ 170,732       1,207     2.84    $ 145,086       1,083     2.99
            Time deposits ..............................     247,425       2,869     4.65      218,699       2,932     5.38
                                                           ---------    --------   ------    ---------    --------   ------
                  Total interest bearing deposits ......     418,157       4,076     3.91      363,785       4,015     4.43
      Federal funds purchased and securities sold
            under agreements to repurchase .............      36,923         455     4.88        4,350          58     5.27
      Other borrowings .................................      20,198         249     4.88       17,817         281     6.24
                                                           ---------    --------   ------    ---------    --------   ------
                  Total interest bearing liabilities ...     475,278       4,780     4.03      385,952       4,354     4.52
                                                           ---------    --------   ------    ---------    --------   ------
Non-interest bearing liabilities:
      Demand deposits ..................................      86,618                            65,226
      Other liabilities ................................       9,560                             6,242
                                                           ---------                         ---------
                  Total non-interest bearing liabilities      96,178                            71,468
Shareholders' Equity ...................................      61,045                            57,592
                                                           ---------                         ---------
                     TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY ..............   $ 632,501                         $ 515,012
                                                           =========                         =========
Net Interest Income ....................................                $  7,197                          $  4,962
                                                                        ========                          ========
Interest Differential ..................................                             4.28%                             3.28%
                                                                                   ======                            ======
Net Interest Margin ....................................                             5.00%                             4.15%
                                                                                   ======                            ======

(1)     DOLLARS IN THOUSANDS AND INCOME AND RATES ON TAX-EQUIVALENT BASIS.
(2)     INCLUDES TAX EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)     INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)     ALL AMOUNTS SHOWN AT AMORTIZED COST.

AVERAGE BALANCE SHEETS AND INTEREST RATES  (1)

                                                                                                     SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------------------------------------------
                                                                        1999                              1998
                                                           ------------------------------    ------------------------------
                                                              (4)       INTEREST               (4)        INTEREST
                                                            AVERAGE      INCOME/   YIELD/     AVERAGE     INCOME/    YIELD/
                                                            BALANCE      EXPENSE    COST      BALANCE     EXPENSE     COST
                                                           ---------    --------   ------    ---------    --------   ------
ASSETS
Earning assets:
      Due from banks ...................................   $      18    $     1    11.05%   $      54    $      1      3.71%
      Federal funds sold ...............................      31,670        700     4.40       20,094        546      5.40
      Investment securities, available-for-sale:
            Taxable ....................................     189,628      5,438     5.74      177,372      5,482      6.19
            Tax-exempt (2) .............................       1,713         56     6.54        2,579         94      7.29
      Loans and leases (3) .............................     357,370     16,154     9.12      275,979     12,412      9.07
                                                           ---------    -------   ------    ---------    -------    ------
                  Total earning assets .................     580,399     22,349     7.77      476,078     18,535      7.85
                                                           ---------    -------   ------    ---------    -------    ------
Less allowance for loan and lease losses ...............      (4,333)                         (2,860)
Non-earning assets .....................................      56,292                           39,852
                                                           ---------                        ---------
                        TOTAL ASSETS ...................   $ 632,358                        $ 513,070
                                                           =========                        =========

LIABILITIES
Interest bearing liabilities:
      Deposits:
            Savings, NOW, & MMA accounts ...............   $ 178,056      2,216     2.51%   $  147,36      2,204      3.02
            Time deposits ..............................     249,544      5,999     4.85      215,528      5,753      5.38
                                                           ---------    -------   ------    ---------    -------    ------
                  Total interest bearing deposits ......     427,600      8,215     3.87      362,893      7,957      6.26
      Federal funds purchased and securities sold
            under agreements to repurchase .............      30,009        732     4.85        6,576        176      5.32
      Other borrowings .................................      19,119        532     5.53       16,573        522      6.26
                                                           ---------    -------   ------    ---------    -------    ------
                  Total interest bearing liabilities ...     476,728      9,479     4.01      386,042      8,655      4.52
                                                           ---------    -------   ------    ---------    -------    ------
Non-interest bearing liabilities:
      Demand deposits ..................................      87,831                           63,888
      Other liabilities ................................       8,631                            5,881
                                                           ---------                        ---------
                  Total non-interest bearing liabilities      96,462                           69,769
Shareholders' Equity ...................................      59,168                           57,259
                                                           ---------                        ---------
                     TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY ..............   $ 632,358                        $ 513,070
                                                           =========                        =========
Net Interest Income ....................................                $12,870                          $ 9,880
                                                                        =======                          =======
Interest Differential ..................................                            3.76%                             3.33%
                                                                                  ======                            ======
Net Interest Margin ....................................                            4.47%                             4.18%
                                                                                  ======                            ======

(1)     DOLLARS IN THOUSANDS AND INCOME AND RATES ON TAX-EQUIVALENT BASIS.
(2)     INCLUDES TAX EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)     INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)     ALL AMOUNTS SHOWN AT AMORTIZED COST.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the six months ended June 30, 1999, there have been no material changes in the Company's market risk.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   A description of legal proceedings is presented in Part I of this June 30, 1999 Form 10-Q in Note 10 to the financial statements (page 11.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders of the Bank was held May 13, 1999, for the purpose of voting on the following items:

   1) The election of twelve (12) directors of the Bank to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

   2) The approval of the firm KPMG LLP as the independent public accountants of the Company for the current fiscal year.

   The following table summarizes the tabulation of votes with respect to the foregoing matters:

   PROPOSAL 1:
                                                  For         Against  Abstain
                                               ----------     -------  -------
   Election of twelve (12) directors
     as follows:
   Michael S. Anderson                          1,546,881         0     2,875
   O. D. Edwards, Jr.                           1,546,881         0     2,875
   David P. Engel                               1,546,881         0     2,875
   David M. Gaddis                              1,546,081       800     2,875
   Walter T. Haenggi                            1,546,881         0     2,875
   Robert L. Halepeska                          1,546,881         0     2,875
   Thomas Lane Keller                           1,546,881         0     2,875
   J. R. McCan                                  1,546,881         0     2,875
   J. E. McCord                                 1,546,881         0     2,875
   Thomas M. O'Connor                           1,546,881         0     2,875
   Billy W. Ruddock                             1,546,481       400     2,875
   Roger Welder                                 1,546,881         0     2,875

   PROPOSAL 2:
   Approval of appointment of KPMG LLP
   as independent public accountants for
   the Bank for the 1999 fiscal year            1,762,608       168     3,568

ITEM 5.  OTHER INFORMATION

     Proxies will exercise discretionary authority to vote proxies at the next annual meeting of shareholders of FVNB Corp. on any shareholder proposal for which the shareholder has not timely requested inclusion in the Company's proxy statement unless the shareholder notifies the Company of the Shareholder's intention to present the proposal from the floor of the meeting not later than February 21, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) On April 21, 1999 the Company filed a Form 8-K dated April 20, 1999. The purpose of the form was to report that the Board of Directors of FVNB Corp. had declared a regular cash dividend of $.35 per share payable on May 13, 1999 to shareholders of record as of April 29, 1999.

          On July 28, 1999 the Company filed a Form 8-K dated July 20, 1999. The purpose of the form was to report that the Board of Directors of FVNB Corp. had declared a regular cash dividend of $.35 per share payable on August 12, 1999 to shareholders of record as of July 29, 1999.


     b)   The following exhibits are filed as part of this report:

     *  27 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FVNB CORP.


     AUGUST  6, 1999                     By:               /S/ DAVID M. GADDIS
--------------------------------------       ---------------------------------
        Date                                  David M. Gaddis
                                              President and
                                              Chief Executive Officer


     AUGUST 6, 1999                      By:                 /S/ C. DEE HARKEY
--------------------------------------       ---------------------------------
        Date                                  C. Dee Harkey
                                              Secretary,
                                              Principal Accounting and
                                              Financial Officer