Form 10-Q
period 1999-09-30
FVNB CORP
filed 1999-11-12
CIK 1057437

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ___________________ TO __________________

                   COMMISSION FILE NUMBER ___________________

                                -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. FVNB Corp. has 2,372,792 shares of common stock, $.01 par value, outstanding as of November 10, 1999.

--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1999            1998
-------------------------------------------------------------------------------

ASSETS
   Cash and due from banks--Note 3 ................  $  24,099       $  27,504
   Federal funds sold .............................     27,040           6,800
   Investment securities--Note 4
      Available-for-sale ..........................    162,012         211,918
   Loans and lease receivable--Note 5
      (net of allowance for loan and
      lease losses of $4,317 and $3,308) ..........    364,131         289,554
   Premises and equipment, net--Note 6 ............     31,236           9,404
   Accrued interest receivable ....................      7,297           4,931
   Goodwill and intangibles--Note 17 ..............     10,371           1,919
   Other assets--Note 5 ...........................      2,702           1,134
                                                     ---------       ---------

      TOTAL ASSETS ................................  $ 628,888       $ 553,164
                                                     =========       =========


LIABILITIES
   Deposits:
      Demand ......................................  $  92,306       $  77,302
      Savings, NOW, and money market accounts .....    163,561         158,411
      Time--Note 7 ................................    274,320         219,027
                                                     ---------       ---------

         TOTAL DEPOSITS ...........................    530,187         454,740
                                                     ---------       ---------
   Federal funds purchased and securities sold
      under agreements to repurchase ..............      3,700          12,225
   Other borrowings--Note 14 ......................     28,275          19,119
   Other liabilities--Note 8 ......................      7,144           7,558
                                                     ---------       ---------

         TOTAL LIABILITIES ........................    569,306         493,642
                                                     ---------       ---------

   Commitments and Contingent Liabilities--Notes 9 and 10

SHAREHOLDERS' EQUITY--NOTE 15:
   Common stock ($.01 par value; 20,000,000
      shares authorized; 2,372,792 shares
      issued and outstanding) .....................         24              24
   Surplus ........................................     15,682          15,682
   Retained earnings ..............................     47,360          43,764
   Accumulated other comprehensive (loss) income ..     (3,484)             52
                                                     ---------       ---------

      TOTAL SHAREHOLDERS' EQUITY ..................     59,582          59,522
                                                     ---------       ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....  $ 628,888       $ 553,164
                                                     =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                    -----------------------       -----------------------
                                                      1999           1998           1999           1998
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans and lease receivable,
      including fees .........................      $  8,311       $  6,360         24,465       $ 18,772
   Investment securities:
      Taxable ................................         2,422          2,662          7,802          8,085
      Tax-exempt .............................            18             22             55             84
      Dividends ..............................            31             30             89             89
   Federal Funds sold ........................           356            434          1,056            980
   Other .....................................             0              1              1              2
                                                    --------       --------       --------       --------

         TOTAL INTEREST INCOME ...............        11,138          9,509         33,468         28,012
                                                    --------       --------       --------       --------

INTEREST EXPENSE:
   Deposits--Note 7 ..........................         4,373          4,115         12,588         12,072
   Federal funds purchased and securities sold
        under agreements to repurchase .......           391             71          1,123            246
   Other borrowings ..........................           331            305            863            828
                                                    --------       --------       --------       --------

      TOTAL INTEREST EXPENSE .................         5,095          4,491         14,574         13,146
                                                    --------       --------       --------       --------

      NET INTEREST INCOME ....................         6,043          5,018         18,894         14,866
   Provision (credit) for loan and
      lease losses--Note 5 ...................            91              0            (54)             0
                                                    --------       --------       --------       --------

         NET INTEREST INCOME AFTER
         PROVISION (CREDIT) FOR LOAN AND
            LEASE LOSSES .....................         5,952          5,018         18,948         14,866
                                                    --------       --------       --------       --------

NON-INTEREST INCOME:
   Gain on sales of investment
      securities .............................            37             40             50             19
   Trust service fees ........................           379            384          1,256          1,153
   Service charges and fees on
      deposit accounts .......................         1,103            847          3,065          2,403
   Loss on sale of assets--Note 5 ............            (2)            (2)            (2)           (13)
   Other .....................................         1,113            178          1,755            507
                                                    --------       --------       --------       --------

      TOTAL NON-INTEREST INCOME ..............         2,630          1,447          6,124          4,069
                                                    --------       --------       --------       --------

NON-INTEREST EXPENSE:
   Salaries and wages--Note 11 ...............         2,559          1,902          7,389          5,740
   Employee benefits--Note 11 ................           239            314          1,131            910
   Net occupancy expense .....................           341            318            994            931
   Furniture and equipment ...................           602            178          1,103            555
   Communication and supplies ................           341            252            995            793
   Data processing ...........................           309            234            902            743
   Professional fees .........................           225            139            733            403
   FDIC insurance assessment .................            16             13             45             37
   Marketing and advertising .................           158            112            507            387
   Other .....................................           408            527          1,881          1,548
                                                    --------       --------       --------       --------

      TOTAL NON-INTEREST EXPENSE .............         5,198          3,989         15,680         12,047
                                                    --------       --------       --------       --------

      INCOME BEFORE INCOME TAXES .............         3,384          2,476          9,392          6,888
Income Tax Expense--Note 8 ...................         1,114            840          3,307          2,326
                                                    --------       --------       --------       --------

      NET INCOME .............................      $  2,270       $  1,636       $  6,085       $  4,562
                                                    ========       ========       ========       ========

Basic earnings per share .....................      $    .96       $    .69       $   2.56       $   1.92
                                                    ========       ========       ========       ========

Diluted earnings per share ...................      $    .91       $    .69       $   2.48       $   1.92
                                                    ========       ========       ========       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                            ---------------------       ---------------------
                                              1999          1998          1999          1998
---------------------------------------------------------------------------------------------
Net income ...........................      $ 2,270       $ 1,636       $ 6,085       $ 4,562
Other comprehensive income, net of tax
  Unrealized holding (losses) gains
     arising during the period .......         (836)          512        (3,503)          733
  Realized (gains) losses reflected
     in net income ...................          (24)          (26)          (33)          (13)
                                            -------       -------       -------       -------


   COMPREHENSIVE INCOME (LOSS) .......      $ 1,410       $ 2,122       $ 2,549       $ 5,282
                                            =======       =======       =======       =======


CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  -------------------------
                                                                     1999            1998
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income .................................................      $   6,085       $   4,562
Adjustments to reconcile net income to net
   cash provided by operating activities --
      Net gain on sale of investment securities ............            (50)            (19)
      (Credit) provision for loan and lease and
         other real estate losses ..........................            (54)              0
      Depreciation .........................................          1,370             922
      Premium amortization and discount
         accretion, net ....................................            145             149
      Pension expense ......................................            160             234
      Net loss on sale of assets ...........................              2              14
      Increase in accrued interest receivable ..............         (1,880)         (1,474)
      Net change in other assets and other
         liabilities .......................................            297             512
                                                                  ---------       ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES .........          6,075           4,900
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by acquisition of subsidiaries ...........          7,098               0
Proceeds from sales of investment securities,
   available-for-sale ......................................         24,782          38,243
Proceeds from maturities of investment
   securities, available-for-sale ..........................         32,108          56,878
Purchase of investment securities,
   available-for-sale ......................................         (5,697)       (105,535)
Net increase in loans to customers .........................        (19,338)        (11,361)
Additions to premises and equipment ........................        (19,686)           (740)
Proceeds from sale of assets ...............................            337              24
                                                                  ---------       ---------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         19,604         (22,491)
                                                                  ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in demand, NOW,
   savings and money market accounts .......................        (16,922)          4,815
Net increase in time deposits ..............................          9,937          23,157
Net decrease in federal funds purchased and securities
   sold under agreements to repurchase .....................         (8,525)         (5,175)
Net increase in other borrowed funds .......................          9,156           6,629
Dividends paid .............................................         (2,490)         (2,254)
                                                                  ---------       ---------

      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..         (8,844)         27,172
                                                                  ---------       ---------

      NET INCREASE IN CASH AND CASH EQUIVALENTS ............         16,835           9,581

Cash and cash equivalents beginning of period ..............         34,304          49,748
                                                                  ---------       ---------

      CASH AND CASH EQUIVALENTS END OF PERIOD ..............      $  51,139       $  59,329
                                                                  =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      RECOGNITION OF LOAN ORIGINATION FEES AND COSTS -- Loan origination and commitment fees and certain direct loan origination costs are analyzed on a quarterly basis in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." This standard allows the deferral of such commitment fees and direct costs at origination with the net amount amortized as an adjustment of the related loan's yield over the contractual life of the related loan. The Company's net loan origination costs are not material and are, therefore, not accounted for using the deferral method.

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

(2) STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the nine months ended September 30, 1999 and 1998 was approximately $14,642,000 and $12,903,000, respectively. Cash paid for federal income taxes was approximately $1,987,000 and $1,190,000 during the nine months ended September 30, 1999 and 1998, respectively. Non-cash transactions representing the transfer of non-performing loans to other real estate owned and foreclosed assets totaled approximately $570,000 and $150,000 for the nine months ended September 30, 1999 and 1998, respectively.

(3) CASH AND DUE FROM BANKS: Cash and due from banks of approximately $6,082,000 and $7,522,000 at September 30, 1999 and December 31, 1998, respectively, were maintained to satisfy regulatory reserve requirements.

(4) INVESTMENT SECURITIES: As of September 30, 1999, the Company's entire investment portfolio was classified as available-for-sale and this classification resulted in an unrealized loss of approximately $5,279,000. This was reflected as a decrease to available-for-sale securities of approximately $5,279,000 and a corresponding decrease to shareholders' equity and a deferred tax asset of approximately $3,484,000 and $1,795,000, respectively. As of December 31, 1998, the classification resulted in an unrealized gain of approximately $79,000. This was reflected as an increase to available-for-sale securities of approximately $79,000 and a corresponding increase to shareholders' equity and a deferred tax asset of approximately $52,000 and $27,000, respectively.

      During the nine months ended September 30, 1999, the Company sold several fixed rate securities with a total book value of approximately $24,736,000 resulting in a net gain of approximately $46,000. The securities were sold primarily for liquidity purposes, and to improve the overall yield of the investment portfolio. In addition, there were several called bonds during the same period with a total book value of approximately $17,000,000 resulting in a net gain of approximately $4,000. During the nine months ended September 30, 1998, the Company sold various fixed rate securities with a total book value of approximately $38,224,000 resulting in a net gain of approximately $7,000. These securities were sold primarily for liquidity purposes and to improve the overall yield of the investment portfolio as well as the company's potential tax position. Called bonds with a book value of approximately $9,987,000 resulted in a gain of approximately $12,000 during the first nine months of 1998.

       A comparison of investment securities at book and market values, as determined by an independent broker, is as follows (in thousands):


                                                                SEPTEMBER 30, 1999
                                             -----------------------------------------------------
                                               AMORTIZED    UNREALIZED    UNREALIZED       MARKET
                                                 COST          GAINS        LOSSES         VALUE
                                               --------      --------      --------       --------
Available-for-sale:
   U.S. Treasuries ......................      $    191      $      0      $      0       $    191
   U.S. Government Agencies .............       111,248             0        (4,008)       107,240
   Mortgaged-backed securities and
      collateralized mortgage
      obligations........................        51,989             1        (1,264)        50,726
   State and political subdivisions .....         1,601             1           (12)         1,590
   Other ................................         2,262             3             0          2,265
                                               --------      --------      --------       --------
         Total ..........................      $167,291      $      5      $ (5,284)      $162,012
                                               ========      ========      ========       ========

                                                                DECEMBER 31, 1998
                                             -----------------------------------------------------
                                               AMORTIZED    UNREALIZED    UNREALIZED       MARKET
                                                 COST          GAINS        LOSSES         VALUE
                                               --------      --------      --------       --------
Available-for-sale:
   U.S. Treasuries ......................      $  2,999      $     33      $      0       $  3,032
   U.S. Government Agencies .............       142,780           485          (251)       143,014
   Mortgaged-backed securities and
      collateralized mortgage
      obligations .......................        62,908           197          (411)        62,694
   State and political subdivisions .....         1,180            26             0          1,206
   Other ................................         1,972             0             0          1,972
                                               --------      --------      --------       --------
         Total ..........................      $211,839      $    741      $   (662)      $211,918
                                               ========      ========      ========       ========

       The amortized cost and estimated market value of investment securities at September 30, 1999 and December 31, 1998, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                     SEPTEMBER 30, 1999
                                                  ------------------------
                                                     AVAILABLE-FOR-SALE
                                                  ------------------------
                                                  AMORTIZED        MARKET
                                                     COST           VALUE
                                                  --------        --------
Due in one year or less ......................    $  6,698        $  6,485
Due after one year through five years ........      76,150          73,752
Due after five years through ten years .......      35,088          33,627
Due after ten years ..........................      49,355          48,148
                                                  --------        --------
   Total .....................................    $167,291        $162,012
                                                  ========        ========

                                                      DECEMBER 31, 1998
                                                  ------------------------
                                                     AVAILABLE-FOR-SALE
                                                  ------------------------
                                                  AMORTIZED        MARKET
                                                     COST           VALUE
                                                  --------        --------
Due in one year or less ......................    $ 70,514        $ 70,853
Due after one year through five years ........      72,909          73,010
Due after five years through ten years .......       8,285           8,179
Due after ten years ..........................      60,131          59,876
                                                  --------        --------
   Total .....................................    $211,839        $211,918
                                                  ========        ========

      Securities with a par value of approximately $137,510,000 and $84,550,000 at September 30, 1999 and December 31, 1998, respectively, were pledged to secure public and trust deposits as required or permitted by law.

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

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1999              1998
                                                 ---------         ---------
Commercial and financial ...................     $  87,315         $  63,255
Mortgage real estate .......................       146,355           106,410
Construction real estate ...................        12,711             3,736
Agriculture ................................        69,652            75,793
Consumer ...................................        52,585            43,776
                                                 ---------         ---------
      Total loans and leases ...............       368,618           292,970
                                                 ---------         ---------
Less -
   Unearned income .........................          (170)             (108)
   Allowance for loan and lease losses .....        (4,317)           (3,308)
                                                 ---------         ---------

      Net loans and leases .................     $ 364,131         $ 289,554
                                                 =========         =========

      As of September 30, 1999 and December 31, 1998, First Victoria Leasing, Inc. a wholly owned subsidiary of First Victoria National Bank was an equity participant in the leveraged lease of an aircraft. As First Victoria National Bank has no general liability for the non-recourse debt attributable to the acquisition of such asset, the debt has been offset against the related rentals receivable. The net investment in leveraged lease consists of the following (in thousands):

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1999              1998
                                                 ---------         ---------
Rentals receivable (net of principal
   and interest on non-recourse debt) ........     $ 5,772          $ 5,772
Estimated residual value .....................       6,375            6,375
Unearned and deferred income .................      (4,994)          (5,354)
                                                 ---------         ---------
Investment in leveraged lease ................       7,153            6,793
Deferred income taxes ........................      (4,220)          (3,329)
                                                 ---------         ---------
   Net Investment ............................     $ 2,933          $ 3,464
                                                   =======          =======

      A summary of the components of income from the leveraged lease follows for the nine months ended September 30, 1999 and 1998:

                                                      1999             1998
                                                     -----            -----
Income before income taxes ...................       $ 361            $ 490
Income tax expense ...........................        (123)            (167)
                                                     -----            -----
Net income from leveraged lease ..............       $ 238            $ 323
                                                     =====            =====

      Transactions in the allowance for loan and lease losses for the nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                                     1999              1998
                                                   -------           -------
Balance at beginning of period ...............     $ 3,308           $ 2,861
   Addition to reserve related to
      subsidiary bank acquisition ............         600                 0
   (Credit) provision for loan and
      lease losses ...........................         (54)                0
   Loans and leases charged off ..............        (683)             (365)
   Recoveries of loans and leases
      charged off ............................       1,146               779
                                                   -------           -------
Balance at end of period .....................     $ 4,317           $ 3,275
                                                   =======           =======

      The allowance is maintained at a reasonable level which management considers adequate to cover estimated losses inherent in the loan and lease portfolio. The Company's methodology is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. The components that comprise the allowance include basically two areas -- (1) specific allowances on loans and leases, and (2) a general allowance for loans other than those with specific allowances based upon a historical moving average and amounts for factors which are considered areas of additional risk. Management of the Subsidiary Banks assess the adequacy of the allowance for loan and lease losses quarterly using a three step procedure. First, loans and leases are reviewed and categorized as to potential risk based upon an internal grading. Specific allowances are then established for any loans and leases with identified loss potential after consideration of third-party appraisals of collateral value and management assessments of current economic conditions, guarantor support, cash flows, and other circumstances, as appropriate. Second, a general allowance is determined based upon the historical loss experience of the portfolio as a whole. These estimates are based upon historical data related to type of loan, risk assessment, historical loss experience and other factors. Third, the historical loss experience is adjusted based on estimates of losses in the portfolio as a whole that cannot be identified with specific loans and leases, taking into consideration local and national economic trends, volume of past due and seriously delinquent loans and leases, non-performing loans and leases, loan and lease concentrations, and other similar factors. These considerations are not limited to previous collection experience and include estimates of the effect of changing business trends and other environmental conditions. As conditions are continually changing, it is necessary for management to review the loan portfolio and market conditions quarterly and make appropriate adjustments to the allowance. Management believes that the allowance for loan and lease losses at September 30, 1999 and December 31, 1998 was adequate to cover expected losses based on economic circumstances known or anticipated at that time.

      Loans and leases on which the accrual of interest has been discontinued amounted to approximately $1,647,000 and $1,985,000 at September 30, 1999 and December 31, 1998, respectively. The effect of the reversal of previously accrued interest on interest income was approximately $60,000 and $9,000 for the nine months ended September 30, 1999 or 1998. If during the nine months ended September 30, 1999 and 1998 interest had been accrued at the stated rates, interest income would have increased by approximately $121,000 and $82,000, respectively. As of September 30, 1999, the Company had restructured loans and leases of approximately $32,000. The effect on net interest income resulting from the difference between the interest recognized on such loans and leases and the interest that would have been recognized at the original rate was not material for the nine months ended September 30, 1999 or 1998. As of December 31, 1998, restructured loans and leases totaled approximately $1,474,000.

      Foreclosed assets are carried in other assets at the lower of loan balance or estimated fair value less estimated selling costs and totaled approximately $443,000 and $104,000 at September 30, 1999 and December 31, 1998, respectively. The Company recorded net losses on sales of foreclosed assets of approximately $1,000 and $16,000 for the nine months ended September 30, 1999 and 1998, respectively.

      Total impaired loans and leases on the Company's books (including non-accrual and restructured loans and leases) amounted to approximately $1,679,000 and $3,459,000 as of September 30, 1999 and December 31, 1998,
respectively. Approximately $397,000 and $366,000 of the allowance for loan and lease losses was allocated specifically to these loans and leases as of September 30, 1999 and December 31, 1998, respectively. The average balance of impaired loans outstanding during the nine months ended September 30, 1999 was approximately $2,368,000. The average balance of impaired loans outstanding during 1998 was approximately $2,692,000.

(6) PREMISES AND EQUIPMENT: The following is a summary of premises and equipment (in thousands):

                                            SEPTEMBER 30,        DECEMBER 31
                                                1999                1998
                                            ------------        ------------
Land ...................................      $  2,978            $  2,008
Buildings ..............................        14,923              13,146
Furniture and equipment ................        28,043               7,572
                                              --------            --------
                                                45,944              22,726
Accumulated depreciation ...............       (14,708)            (13,322)
                                              --------            --------
                                              $ 31,236            $  9,404
                                              ========            ========
   Furniture and equipment at September 30, 1999 includes an aircraft with a net book value of approximately $18,804,000 purchased as a part of a lease agreement as discussed in Note 18 to the consolidated financial statements.

(7) DEPOSITS: Time certificates of deposit of $100,000 or more amounted to approximately $92,762,000 and $74,446,000 at September 30, 1999 and December 31, 1998, respectively. Interest expense for these deposits was approximately $3,408,000 and $3,129,000 for the nine months ended September 30, 1999 and 1998, respectively.

(8) INCOME TAXES: The Company recorded current federal income tax expense of approximately $1,793,000 and $1,140,000 for the nine months ended September 30, 1999 and 1998, respectively. In addition, the Company recorded deferred tax expense of approximately $1,514,000 and $1,186,000 for the nine months ended September 30, 1999 and 1998, respectively. As of September 30, 1999 and December 31, 1998, the Company had net deferred tax liabilities of approximately $3,378,000 and $3,457,000, which were reflected in other liabilities on the consolidated financial statements.

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

      The Subsidiary Banks' exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amounts of those instruments. As of September 30, 1999 and December 31, 1998, the Subsidiary Banks had commitments to extend credit of approximately $127,723,000 and $100,204,000 and standby letters of credit of approximately $2,249,000 and $1,534,000, respectively. The following is a breakdown of commitments by type (in thousands).

                                            SEPTEMBER 30,        DECEMBER 31
                                                1999                1998
                                            ------------        ------------
Commercial and financial ...............      $ 46,131            $ 35,279
Real Estate ............................        19,513               5,180
Agriculture ............................        34,965              35,524
Consumer ...............................        27,114              24,221
                                              --------            --------
      Total ............................      $127,723            $100,204
                                              ========            ========

(10) LITIGATION: In the normal course of business, the Company has become involved in routine claims and lawsuits, but management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

(11) EMPLOYEE BENEFITS: First Victoria National Bank's Employees' Profit Sharing Plan is a 401(k) salary deferral plan which allows employees to defer up to 10% of their compensation. In addition, participants are allowed to borrow up to 50% of their vested portion for specific purposes identified in the plan. Based upon the employee's contribution, First Victoria National Bank contributes a matching amount equal to 50% of the employee's contribution, not to exceed 5% of compensation. At the discretion of the Board of Directors, additional amounts can be contributed annually to the plan by First Victoria National Bank. All employees with at least one year of service are eligible to participate in the plan and employer contributions become fully vested after 7 years of service by the employee. The plan is administered by the Trust and Investment Management Department of First Victoria National Bank and is prohibited from investing in the common stock of the Company. Contributions to the plan by First Victoria National Bank for the nine months ended September 30, 1999 and 1998 were approximately $103,000 and $98,000, respectively. Citizens Bank of Texas maintains a 401(k) salary deferral plan in which employees are allowed to defer up to 6% of their compensation. Based upon the employee's contribution, Citizens Bank of Texas contributes a matching amount equal to 25% of the employee's contribution. Expenses related to the plan during the first nine months of 1999 were approximately $11,000.

      First Victoria National Bank's Incentive Compensation Plan is administered by the Compensation and Retirement Committee of the Board of Directors (the "Committee"). The Committee determines which officers may participate in the plan and the extent of their participation. All awards are contingent upon the bank's attaining certain financial objectives established annually by the Committee. Prior to 1997, the plan provided for a portion of an annual award to be distributed in cash with the remainder in the form of performance units. Performance units are determined by dividing the portion of the award to be paid in performance units by the book value per share of common stock at the end of the year in which the award is earned. The performance units may be redeemed equally over the three years following the award at the option of the participant. Performance units entitle participants to receive a future payment in cash equal to the book value of the Company common stock at the date of redemption. Accruals of additional expense for each unredeemed performance award will be made in future years to reflect increases in the book value per share of common stock of the Company. Total expense of the plan recorded by the Company for the nine months ended September 30, 1999 and 1998 was approximately $7,000 and $13,000, respectively, representing accruals for the increase in book value per share of common stock related to previously awarded performance units.

      On July 15, 1997, the Compensation and Retirement Committee of First Victoria National Bank approved an Officer Annual Incentive Plan effective as of January 1, 1997. The revised plan is administered by the Committee and all awards are payable entirely in cash and are contingent upon First Victoria National Bank's attaining various growth and financial objectives to be determined annually. Expenses of approximately $392,000 and $400,000 related to this plan were recorded during the first nine months of 1999 and 1998, respectively.

      First Victoria National Bank maintains a noncontributory defined benefit pension plan that covers First Victoria National Bank employees who meet specified age and length of service requirements and provides for a single benefit formula that is based on the participant's final adjusted monthly compensation. The plan holds assets comprised of U.S. Treasury bonds, U.S. Government agency securities, corporate bonds, notes and common stock. Funding is limited to the maximum amounts that are available for deduction for federal income tax purposes. Expenses of approximately $155,000 and $234,000 related to this plan were recorded during the first nine months of 1999 and 1998, respectively. Citizens Bank of Texas also maintains a pension plan for its employees. Expenses related to the plan during the first nine months of 1999 were not material.

      In March 1998 the Company adopted the 1998 FVNB Corp. Stock Incentive Plan (the "1998 Plan") which provides for the granting of incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to directors, officers and key employees responsible for the direction and management of the Company or the Subsidiary Banks. On September 15, 1998 a total of 52,000 stock options were granted to certain directors and officers at an exercise price of $33.00, which equaled market price of the underlying stock on September 15, 1998. An additional 1,000 options were granted on December 15, 1998 at an exercise price of $34.00, which also equaled market price of the underlying stock on December 15, 1998. On May 18, 1999, an additional 59,600 stock options were granted to certain directors and officers at an exercise price of $32.50, which equaled market price of the underlying stock on the date of grant. Options have a six-month vesting period for directors and a ratable three-year vesting period for officers. All options expire ten years from the date of grant. As of September 30, 1999, options to acquire a total of 112,600 shares of common stock of the Company remain outstanding.

(12) TRUST ASSETS: Trust assets and other properties, except cash deposits, held by the First Victoria National Bank in agency or other fiduciary capacities for its customers are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The book value of trust assets (unaudited) was approximately $209,312,000 and $191,382,000 at September 30, 1999 and December 31, 1998, respectively.

(13) RELATED PARTY TRANSACTIONS: In the ordinary course of business, the Subsidiary Banks make loans to certain directors and executive officers of the Company, and entities related to those individuals, on substantially the same terms and conditions as loans to unrelated parties (see Note 5). An analysis of loans to certain directors and executive officers of the Company and entities related to those individuals, is provided for the nine months ended September 30, in the following table (in thousands):

                                                1999               1998
                                              -------            -------
Balance at beginning of year .............    $ 3,820            $ 3,882
   Additions .............................      2,477              2,381
   Reductions ............................     (3,583)            (3,052)
                                              -------            -------
Balance at end of period .................    $ 2,714            $ 3,211
                                              =======            =======

      Approximately 25.10% of the Company's outstanding stock was owned by principal shareholders, directors, and executive officers of the Company at September 30, 1999.

      The aggregate deposits owned by principal shareholders, directors, and executive officers of the Company at September 30, 1999 and December 31, 1998 amounted to approximately 1.84% and 2.66%, respectively, of total deposits.

(14) OTHER BORROWINGS: The following table represents the contractual principal reductions due on the other borrowings of the Company as of September 30, 1999 and December 31, 1998, in thousands. The weighted average contractual rate on the balances of other borrowings outstanding was 8.05% and 6.30% as of September 30, 1999 and December 31, 1998, respectively. Balances as of September 30, 1999 are comprised of Federal Home Loan Bank advances and debt related to an aircraft leasing transaction as described in Note 18 to the consolidated financial statements. The balances shown at December 31, 1998 are comprised entirely of Federal Home Loan Bank advances.

                                            SEPTEMBER 30,        DECEMBER 31
                                                1999                1998
                                            ------------        ------------
Within one year ........................       $ 1,840             $ 4,124
One to two years .......................         5,603                 456
Two to three years .....................         1,917               4,071
Three to four years ....................         4,407                 320
Four to five years .....................         4,813               2,682
After five years .......................         9,695               7,466
                                               -------             -------
      Total ............................       $28,275             $19,119
                                               =======             =======


(15) SHAREHOLDERS' EQUITY: On July 20, 1999, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on August 12, 1999 to shareholders of record as of July 29, 1999. In addition, on October 19, 1999 the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on November 10, 1999 to shareholders of record as of October 28, 1999. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank. There are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends. The weighted average number of shares outstanding during 1998 and the nine months ended September 30, 1999 was 2,372,792.

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

      Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Subsidiary Banks have satisfied all capital adequacy requirements to which they are subject.

        As of September 30, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized each of the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below (dollars in thousands). There are no conditions or events since that notification that management believes have changed the Subsidiary Banks' categories. Presented below are the capital ratios for the Company as of September 30, 1999 and December 31, 1998.

                                                                                                TO BE WELL
                                                                     FOR CAPITAL            CAPITALIZED UNDER
                                                                      ADEQUACY              PROMPT CORRECTIVE
                                               ACTUAL                 PURPOSES              ACTION-PROVISION
                                      -----------------------  ----------------------    ----------------------
                                       AMOUNT          RATIO    AMOUNT         RATIO      AMOUNT         RATIO
                                      --------       --------  --------      --------    --------      --------
AS OF SEPTEMBER 30, 1999:
  Total Capital
   (to Risk Weighted Assets):
     FVNB Corp. .................      $57,012         13.65%   $33,410       =>8.00%     $41,762      =>10.00%
     First Victoria National Bank       47,485         13.24%    28,684       =>8.00%      35,855      =>10.00%
     Citizens Bank of Texas, N.A         8,924         15.09%     4,730       =>8.00%       5,913      =>10.00%
  Tier I Capital
   (to Risk Weighted Assets)
     FVNB Corp. .................      $52,695         12.62%   $16,705       =>4.00%     $25,057       =>6.00%
     First Victoria National Bank       43,789         12.21%    14,342       =>4.00%      21,513       =>6.00%
     Citizens Bank of Texas, N.A         8,980         15.19%     2,365       =>4.00%       3,548       =>6.00%

  Tier I Capital
   (to Average Assets)
     FVNB Corp. .................      $52,695          8.51%   $24,757       =>4.00%     $30,946       =>5.00%
     First Victoria National Bank       43,789          7.99%    21,934       =>4.00%      27,418       =>5.00%
     Citizens Bank of Texas, N.A         8,980         10.81%     3,324       =>4.00%       4,155       =>5.00%


AS OF DECEMBER 31, 1998:
  Total Capital
   (to Risk Weighted Assets)
     FVNB Corp. .................      $60,957         18.55%   $26,288       =>8.00%     $32,860      =>10.00%
     First Victoria National Bank       42,177         12.84%    26,276       =>8.00%      32,845      =>10.00%

  Tier I Capital
   (to Risk Weighted Assets)
     FVNB Corp. .................      $57,649         17.54%   $13,144       =>4.00%     $19,716       =>6.00%
     First Victoria National Bank       38,869         11.83%    13,138       =>4.00%      19,707       =>6.00%

  Tier I Capital
   (to Average Assets)
     FVNB Corp. .................      $57,649         11.01%   $20,935       =>4.00%     $26,169       =>5.00%
     First Victoria National Bank       38,869          7.16%    21,726       =>4.00%      27,158       =>5.00%

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

      The following table represents the estimated fair values of the Company's financial instruments, in thousands:

                                           SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                        ------------------------    ------------------------
                                        BOOK VALUE    FAIR VALUE    BOOK VALUE    FAIR VALUE
                                        ----------    ----------    ----------    ----------
Financial Assets:
      Cash and due from banks .....      $ 24,099      $ 24,099      $ 27,504      $ 27,504
      Federal funds sold ..........        27,040        27,040         6,800         6,800
      Investment securities,
         available-for-sale .......       162,012       162,012       211,918       211,918
      Loans and leases, net .......       364,131       359,124       289,554       288,201
      Accrued interest receivable .         7,298         7,298         4,931         4,931
Financial Liabilities:
      Time deposits ...............       274,320       275,276       219,027       220,762
      Other deposits ..............       255,867       255,867       235,713       235,713
                                         --------      --------      --------      --------
            Total deposits ........       530,187       531,143       454,740       456,475
      Federal funds purchased
         and securities sold
         under agreements to
         repurchase ...............         3,700         3,700        12,225        12,225
      Other borrowings ............        28,275        23,782        19,119        19,694
      Accrued interest payable ....         2,062         2,062         2,130         2,130

(17)ACQUISITIONS: On January 29, 1999, the Parent Company paid approximately $17,384,000 to acquire CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. The Parent Company acquired net loans of approximately $55,755,000 and deposits of approximately $82,432,000. Total intangible assets associated with the acquisition were approximately $9,221,000. Citizens Bank of Texas will continue to operate as an independent subsidiary of the Parent Company. The existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas have kept the name Citizens Bank of Texas.

(18) OPERATING LEASES: In June 1999, First Victoria Leasing, Inc., a wholly owned subsidiary of First Victoria National Bank, became a participant in an operating lease of an aircraft. As a result, the Company's consolidated balance sheet reflects the aircraft at a book value of approximately $18,804,000 and related nonrecourse debt of approximately $13,170,000. The following table represents the contractual future rental income related to this transaction that was receivable as of September 30, 1999, in thousands.

                                                          SEPTEMBER 30,
                                                              1999
                                                          -----------
Within one year .......................................     $ 2,280
One to two years ......................................       2,280
Two to three years ....................................       2,280
Three to four years ...................................       2,280
Four to five years ....................................       2,280
After five years ......................................       3,230
                                                            -------
   Total ..............................................     $14,630
                                                            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis presents the significant changes in the results of operations and financial condition for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes and supplemental data included in this report.

ACQUISITIONS

      On January 29, 1999, the Parent Company paid approximately $17,384,000 to acquire CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. The Parent Company acquired net loans of approximately $55,755,000 and deposits of approximately $82,432,000. Total intangible assets associated with the acquisition were approximately $9,221,000. Citizens Bank of Texas will continue to operate as an independent subsidiary of the Parent Company. The existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas have kept the name Citizens Bank of Texas.

RESULTS OF OPERATIONS

      For the nine months ended September 30, 1999, the Company recorded net income of approximately $6,085,000, or $2.56 basic earnings per share, compared to approximately $4,562,000, or $1.92 basic earnings per share, for the same period in 1998. The return on average assets of 1.30% and return on average equity of 13.85% for the first nine months of 1999 compare to amounts of 1.18% and 10.64%, respectively, for the same period in 1998.

NET INTEREST INCOME

      Net interest income, for the nine months ended September 30, 1999, amounted to approximately $18,894,000 compared to $14,866,000 for the same period in 1998. Average earning assets increased approximately $96,936,000, or 20.20%, from $479,858,000 at September 30, 1998, to $576,794,000 at September
30, 1999. The corresponding yields on these assets decreased by approximately six basis points from 7.82% to 7.76% over the same period. Average interest bearing liabilities increased approximately $81,924,000 or 21.06%, from $389,051,000 at September 30, 1998 to $470,975,000 at September 30, 1999. The
corresponding cost of funds decreased over the same period by approximately 47 basis points from 4.52% to 4.05%. The significant growth in both earning assets and interest bearing liabilities was due primarily to the acquisition of Citizens Bank of Texas by FVNB Corp. in January 1999.

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

      While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the nine months ended September 30, 1999, there have been no material changes in the Company's market risk.

NON-INTEREST INCOME

      Total non-interest income for the nine months ended September 30, 1999, was approximately $6,124,000 compared to $4,069,000 for the same period in 1998. This represents an increase of approximately $2,055,000, or 50.50%. During the nine months ended September 30, 1999 the Company sold several fixed rate securities resulting in a net gain of approximately $46,000. In addition, there were several called bonds during the same period resulting in a net loss of approximately $4,000. During the same period in 1998, the Company sold several fixed rate securities resulting in a net loss of approximately $7,000. In addition, there were several called bonds during the period resulting in a net gain of approximately $12,000. These transactions are discussed in further detail in Note 4 to the consolidated financial statements. Trust service fees increased approximately $103,000, or 8.93% from 1998 to 1999 due primarily to an overall increase in the volume of accounts as well as the recognition of various annual fee assessments during the first nine months of 1999. Service charges and fees on deposit accounts increased approximately $662,000, or 27.55%, due primarily to additional fee income recorded by the Company as a result of the acquisition of Citizens Bank of Texas and Citizens Mortgage Company. Other non-interest income increased approximately $1,248,000, or 246.15%. This increase was due to increased fee income related to the acquisition as well as the addition of rental income related to the operating lease of an aircraft discussed in detail in Note 18 to the consolidated financial statements. Gains or losses recorded by the Company related to the sale of assets were not material during the nine months ended September 30, 1999 or 1998.

NON-INTEREST EXPENSE

      Total non-interest expense for the nine months ended September 30, 1999, was approximately $15,680,000 compared to $12,047,000 for the same period in 1998. This represents an increase of approximately $3,633,000, or 30.16%. Salaries and wages increased approximately $1,649,000, or 28.73%, from 1998 to 1999 due primarily to the acquisition of Citizens Bank of Texas and Citizens Mortgage Company as well as normal ongoing merit increases. Employee benefits increased approximately $221,000, or 24.29%, due primarily to higher costs associated with group medical insurance recorded during the first nine months of 1999 by First Victoria National Bank as well the impact of the acquisition. Net occupancy expense increased approximately $63,000, or 6.77% due primarily to the acquisition offset by a decrease in expenses related to security services and building repairs and maintenance. Furniture and equipment expense increased approximately $548,000, or 98.74% due to the acquisition as well as additional depreciation expense recognized on the aircraft recorded on the Company's books as a result of the operating lease transaction discussed in Note 18 to the consolidated financial statements. Communication and supplies expense as well as expense related to data processing increased approximately $202,000, or 25.47%, and $159,000, or 21.40%, respectively, due primarily to the acquisition. Professional fees increased approximately $330,000, or 81.89% from 1998 to 1999 due primarily to the write-off of organizational costs by the Company in January 1999 related to legal services performed during the formation of the Parent Company as required by AICPA Statement of Position 98-5. Additional professional fees were also recognized as a result of the acquisition. FDIC insurance premium assessments increased slightly during the first nine months of 1999 due to the addition of Citizens Bank of Texas as did expenses related to marketing and advertising which increased approximately $120,000, or 31.01% during the first nine months of 1999 compared to the same period in 1998. Other non-interest expense increased approximately $333,000, or 21.51%, due primarily to the amortization of goodwill recognized as a result of the acquisition of Citizens Bank of Texas.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses is maintained at a level considered appropriate by management and is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. In evaluating the adequacy of the allowance, management incorporates such factors as local and national economic trends, volume of past due and seriously delinquent loans, non-performing loans, loan concentrations, and other similar factors. These considerations are not limited to previous collection experience but also include estimates of the effect of changing business trends and other environmental conditions. The determination of the adequacy of the allowance for loan and lease losses can be made only on a judgmental basis. Management of the Company believes that the allowance for loan and lease losses at September 30, 1999 and December 31, 1998 was adequate to cover expected losses based on economic circumstances known or anticipated at that time. As conditions are continually changing, it is necessary for management to review the loan and lease portfolio and market conditions and make appropriate adjustments to the allowance. Any necessary changes to the allowance resulting from revised loss estimates will be reflected in future earnings.

      The allowance for loan and lease losses was approximately $4,317,000 or 1.19%, of total loans and leases at September 30, 1999, compared to $3,308,000, or 1.14%, of total loans and leases at December 31, 1998. Net recoveries of loans previously charged-off were approximately $463,000 compared to net loans charged off of approximately $414,000 for the nine months ended September 30, 1999 and 1998, respectively.

      The Company accounts for impaired loans and leases in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure". These standards address the accounting by creditors for the impairment of certain loans and leases as well as the accounting for troubled debt restructurings. A loan and lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. The standards allow impaired loans that fall within the scope of SFAS No. 114, as amended by SFAS No. 118, to be measured based on the present value of expected future cash flows for each loan or lease discounted at the effective interest rate or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans and leases on the Company's books (including non-accrual and restructured loans) amounted to approximately $1,679,000 and $3,459,000 as of September 30, 1999 and December 31, 1998, respectively. As of September 30, 1999 and December 31, 1998, approximately $397,000 and $366,000, respectively, of the allowance for loan and lease losses was allocated specifically to these loans.

      Following is an analysis of the allowance for loan and lease losses for the nine months ended September 30, (in thousands):

                                                           1999           1998
                                                         -------        -------
Balance at beginning of year .........................   $ 3,308        $ 2,861
Addition to reserve related to bank acquisition ......       600              0
(Credit) provision charged to operating expense ......       (54)             0
Loans and leases charged off:
      Commercial and financial .......................      (451)           (83)
      Real estate ....................................        (1)             0
      Agriculture ....................................       (13)           (72)
      Consumer .......................................      (218)          (210)
                                                         -------        -------
            Total charged off ........................      (683)          (365)
                                                         -------        -------
Recoveries of loans and leases previously charged off:
      Commercial and financial .......................       998            197
      Real estate ....................................        24             43
      Agriculture ....................................        33            501
      Consumer .......................................        91             38
                                                         -------        -------
            Total recoveries .........................     1,146            779
                                                         -------        -------
Net loans and leases recovered .......................       463            414
                                                         -------        -------
Balance at end of quarter ............................   $ 4,317        $ 3,275
                                                         =======        =======

Allowance for loan and lease losses as a percentage
      of total loans and leases ......................      1.19%          1.19%
Net recoveries as a percentage of average
      loans and leases outstanding ...................       .13%           .15%

NON-PERFORMING ASSETS
                                                           SEPTEMBER 30,
                                                       ---------------------
Past due 90 days or more and still accruing:            1999           1998
                                                       ------         ------
      Commercial and financial ...................     $   18         $    0
      Real estate ................................        471             49
      Agriculture ................................         91             24
      Consumer ...................................         64             35
                                                       ------         ------
        Total past due 90 days or more ...........     $  644         $  108
                                                       ======         ======
Non-accrual:
      Commercial and financial ...................     $  281         $   66
      Real estate ................................      1,106            565
      Agriculture ................................        260            182
      Consumer ...................................          0              0
                                                       ------         ------
        Total non-accrual ........................      1,647            813
                                                       ------         ------
Restructured Loans:
      Commercial and financial ...................          0              0
      Real estate ................................         32            750
      Agriculture ................................          0            783
      Consumer ...................................          0              0
                                                       ------         ------
        Total restructured loans .................         32          1,533
Real estate and other collateral
   acquired through foreclosure ..................        443            108
                                                       ------         ------
        Total non-performing assets ..............     $2,122         $2,454
                                                       ======         ======
Non-performing assets as a percentage of
loans and other non-performing assets ............        .58%           .88%

      Foreclosed assets are carried in other assets at the lower of the loan balance or estimated fair value less estimated selling costs and totaled approximately $443,000 and $104,000 at September 30, 1999 and December 31, 1998, respectively. The Company recorded net losses on sales of foreclosed assets of approximately $1,000 and $16,000 during the nine months ended September 30, 1998.

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

      Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future ("liquid assets"). These include federal funds sold, time deposits in banks, investment securities and loans which are nearing maturity. At September 30, 1999, the Company's liquidity ratio defined as liquid assets as a percentage of deposits was 31.91%. Liability liquidity is provided by access to funding sources, principally core depositors and correspondent banks which maintain accounts with and sell federal funds to the Subsidiary Banks.

CAPITAL

      On July 20, 1999, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on August 12, 1999 to shareholders of record as of July 29, 1999. In addition, on October 19, 1999, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on November 10, 1999 to shareholders of record as of October 28, 1999. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank, and there are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends.

      The OCC and the FDIC have issued comprehensive guidelines implementing risk-based capital requirements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy and encourage the holding of liquid, low-risk assets. Under these guidelines, at September 30, 1999 and December 31, 1998, the Company was required to maintain a minimum ratio of total capital-to-risk-weighted assets of 8.00% of which at least 4.00% must be in the form of Tier I capital. Tier I capital is comprised of the Company's common stock, surplus and retained earnings exclusive of goodwill. As of September 30, 1999 the Company had recorded goodwill of approximately $10,371,000 related to branch and bank acquisitions. At September 30, 1999 and December 31, 1998, the percent of total capital-to-risk-weighted assets was 13.65% and 18.55%, respectively, and currently exceeds the regulatory requirements. The Company's Tier I capital ratio as of September 30, 1999 and December 31, 1998 was 12.62% and 17.54%, respectively, and well in excess of the required ratios.

      Tier I leverage ratio is defined as the Company's Tier I capital divided by its adjusted average total assets (net of allowance for loan losses). The minimum leverage ratio is 3.00% for banking organizations carrying the highest regulatory rating. Other institutions are expected to maintain a leverage ratio of at least 4.00% to 5.00% depending upon their particular condition. At September 30, 1999 and December 31, 1998, the Company's Tier I leverage ratio was 8.51% and 11.01%, respectively, which exceeds the regulatory minimum.

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

      The Company contacted its major computer service providers and has received assurances that those services will function properly on and after January 1, 2000. Testing by the Company to validate those assurances began in the third quarter of 1998 and, as of September 30, 1999, was substantially complete for both in-house applications and service providers. Certain computer hardware and software, including some systems with embedded technology, required revisions or replacement to be Year 2000 compliant. Those replacements and revisions are substantially complete. Currently, the Company estimates the final cost of its Year 2000 compliance plan, excluding normal salary costs for Company personnel working on the project, to be less than $300,000. These costs, with the exception of capital expenditures, are being expensed as incurred. The anticipated costs of compliance and expected completion dates are based upon management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, plans for third party vendor remediation, availability of testing facilities and other factors beyond the control of the Company.

      Regardless of the Year 2000 compliance of the Company's systems, there is no complete assurance that the Company will not be adversely affected to the extent that other entities not affiliated with the Company fail to properly address this issue. In an effort to minimize this possibility, active communication has been ongoing between the Company and its external service providers and intermediaries. Public awareness sessions were hosted by the Company for its customers and other interested parties during 1998 and have continued throughout 1999. In addition, the Company has sent correspondence and informational brochures to customers and suppliers, and such communications will continue throughout 1999. In addition, a risk reduction program was initiated during 1998 to address potential Year 2000 exposure in the loan portfolio. An assessment was also made to evaluate risks inherent within the depositor base. Even with the Company's best efforts to achieve Year 2000 compliance, significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of Year 2000 issues could have a material adverse impact on the Company.

      No matter how well an organization prepares, something may go wrong. As a normal course of business, the Company has contingency plans in place to ensure business resumption and continuation in the event of unforeseen problems. Specifically, the Company has adopted contingency plans for the failure of its mission critical systems in the event of unforeseen disruptions in the Company's data processing capabilities. The Company has reviewed its contingency plans to ensure that they adequately address possible Year 2000 disruptions as well. Generally, the plans focus on strategies that would be implemented in the event of Year 2000 related problems. These strategies include the ability to continue to safely operate the Company and to execute customer transactions in the event of area wide interruptions due to loss of power or telecommunications, or problems with the Company's computer systems. These plans have been subjected to testing and review procedures in conjunction with the Year 2000 plan and are substantially complete.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES(1)


                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------------------------
                                                              1999                                          1998
                                             ----------------------------------------     -----------------------------------------
                                                (4)          INTEREST                         (4)        INTEREST
                                              AVERAGE         INCOME/           YIELD/      AVERAGE       INCOME/             YIELD/
                                              BALANCE         EXPENSE            COST       BALANCE       EXPENSE              COST
                                             ---------       ---------           ----      ---------     ---------             ----
ASSETS
Earning assets:
   Due from banks ........................   $      18       $       0           0.00%     $      14     $       1            27.95%
   Federal funds sold ....................      27,840             356           5.00         31,184           434             5.45
   Investment securities,
      available-for-sale:
      Taxable ............................     170,663           2,453           5.75        175,961         2,692             6.12

      Tax-exempt(2) ......................       1,603              27           6.74          1,823            33             7.24
   Loans and leases(3) ...................     369,186           8,311           8.93        278,316         6,360             9.07
                                             ---------       ---------           ----      ---------     ---------             ----

         Total earning assets.............     569,310          11,147           7.77        487,298         9,520             7.75
                                             ---------       ---------           ----      ---------     ---------             ----

Less allowance for loan and
   lease losses ..........................      (4,237)                                       (3,265)
Non-earning assets .......................      74,304                                        41,343
                                             ---------                                     ---------
            TOTAL ASSETS .................   $ 639,377                                     $ 525,376
                                             =========                                     =========

LIABILITIES
Interest bearing liabilities:
   Deposits:
      Savings, NOW, & MMA accounts .......    $174,035         1,198             2.73       $147,956         1,104             2.96
      Time deposits ......................     262,075         3,175             4.81        222,533         3,011             5.37
                                              --------      --------      -----------       --------      --------      -----------
         Total interest bearing
            deposits .....................     436,110         4,373             3.98        370,489         4,115             4.41
   Federal funds purchased and
      securities sold under
      agreements to repurchase ...........      12,869           163             4.96          5,179            71             5.36
   Other borrowings ......................      15,142           242             6.25         19,303           305             6.18
                                              --------      --------      -----------       --------      --------      -----------
         Total interest bearing
            liabilities ..................     464,121         4,778             4.08        394,971         4,491             4.51
                                              --------      --------      -----------       --------      --------      -----------
Non-interest bearing liabilities:
   Demand deposits .......................      90,114                                        66,411
   Other liabilities .....................      22,628                                         5,690
                                              --------                                      --------
         Total non-interest
            bearing liabilities ..........     576,863                                        72,101
Shareholders' Equity .....................      62,514                                        58,304
                                              --------                                      --------
           TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY             $639,377                                      $525,376
                                              ========                                      ========
Net Interest Income ......................                  $  6,369                                      $  5,029
                                                            ========                                      ========
Interest Differential ....................                                       3.69%                                         3.24%
                                                                             ========                                   ===========
Net Interest Margin ......................                                       4.44%                                         4.09%
                                                                             ========                                   ===========

-------------------
(1)  DOLLARS IN THOUSANDS AND INCOME AND RATES ON TAX-EQUIVALENT BASIS.
(2)  INCLUDES TAX EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)  INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)  ALL AMOUNTS SHOWN AT AMORTIZED COST.

AVERAGE BALANCE SHEETS AND INTEREST RATES(1)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------------------------------------
                                                           1999                                               1998
                                       -------------------------------------------       ------------------------------------------
                                           (4)          INTEREST                            (4)          INTEREST
                                         AVERAGE         INCOME/             YIELD/       AVERAGE         INCOME/             YIELD/
                                         BALANCE         EXPENSE              COST        BALANCE         EXPENSE              COST
                                        ---------       ---------             ----       ---------       ---------             ----
ASSETS
Earning assets:
   Due from banks ....................  $      18       $       1             7.33%      $      40       $       2             6.54%
   Federal funds sold ................     30,379           1,056             4.58          23,832             980             5.42
   Investment securities,
      available-for-sale:
      Taxable ........................    183,346           7,891             5.74         176,896           8,174             6.16
      Tax-exempt (2) .................      1,699              83             6.54           2,324             128             7.34
   Loans and leases (3) ..............    361,352          24,465             9.05         276,766          18,772             9.07
                                        ---------       ---------      -----------       ---------       ---------      -----------

         Total earning assets ........    576,794          33,496             7.76         479,858          28,056             7.82
                                        ---------       ---------      -----------       ---------       ---------      -----------
Less allowance for loan
   and lease losses ..................     (4,301)                                          (2,996)
Non-earning assets ...................     56,207                                           40,355
                                        ---------                                        ---------
            TOTAL ASSETS .............  $ 628,700                                        $ 517,217
                                        =========                                        =========

LIABILITIES
Interest bearing liabilities:
   Deposits:
      Savings, NOW, & MMA
         accounts ....................  $ 176,701           3,414             2.58       $ 147,564           3,307             3.00
      Time deposits ..................    253,767           9,174             4.83         217,889           8,764             5.38
                                        ---------       ---------      -----------       ---------       ---------      -----------

         Total interest bearing
            deposits .................    430,468          12,588             3.91         365,453          12,071             4.42
   Federal funds purchased and
      securities sold under
      agreements to repurchase .......     24,233             895             4.87           6,105             246             5.31
   Other borrowings ..................     16,274             774             6.27          17,493             828             6.24
                                        ---------       ---------      -----------       ---------       ---------      -----------
         Total interest bearing
            liabilities ..............    470,975          14,257             4.05         389,051          13,145             4.52
                                        ---------       ---------      -----------       ---------       ---------      -----------
Non-interest bearing liabilities:
   Demand deposits ...................     82,226                                           64,739
   Other liabilities .................     15,139                                            5,816
                                        ---------                                        ---------
         Total non-interest
            bearing liabilities ......     97,365                                           70,555
Shareholders' Equity .................     60,360                                           57,611
                                        ---------                                        ---------
           TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY        $628,700                                        $ 517,217
                                        =========                                        =========
Net Interest Income ..................                  $  19,239                                        $  14,911
                                                        =========                                        =========
Interest Differential ................                                        3.71%                                            3.30%
                                                                       ===========                                      ===========
Net Interest Margin ..................                                        4.46%                                            4.15%
                                                                       ===========                                      ===========

-------------------
(1)     DOLLARS IN THOUSANDS AND INCOME AND RATES ON TAX-EQUIVALENT BASIS.
(2)     INCLUDES TAX EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)     INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)     ALL AMOUNTS SHOWN AT AMORTIZED COST.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the nine months ended September 30, 1999, there have been no material changes in the Company's market risk.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   A description of legal proceedings is presented in Part I of this September 30, 1999 Form 10-Q in Note 10 to the financial statements (page 11).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) On July 28, 1999 the Company filed a Form 8-K dated July 20, 1999. The purpose of the form was to report that the Board of Directors of FVNB Corp. had declared a regular cash dividend of $.35 per share payable on August 12, 1999 to shareholders of record as of July 29, 1999.

    On September 15, 1999 the Company filed a Form 8-K dated September 14, 1999. The purpose of the form was to report that FVNB Corp. had signed a letter of intent to acquire the Mid-Coast Savings Bank, SSB with locations in Edna and Ganado, Texas

    On October 26, 1999 the Company filed a Form 8-K dated October 26, 1999. The purpose of the form was to report that the Board of Directors of FVNB Corp. had declared a regular cash dividend of $.35 per share payable on November 10, 1999 to shareholders of record as of October 28, 1999.


b)  The following exhibits are filed as part of this report:

*   27 Financial Data Schedule

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FVNB CORP.


          NOVEMBER 10, 1999                By: /s/ DAVID M. GADDIS
--------------------------------------         ----------------------------
                Date                       David M. Gaddis
                                           President and Chief Executive Officer


         NOVEMBER  10, 1999                By: /s/ C. DEE HARKEY
--------------------------------------       --------------------------------
                Date                       C. Dee Harkey
                                           Secretary, Principal Accounting
                                           and Financial Officer