Form 10-K
period 1999-12-31
FVNB CORP
filed 2000-03-28
CIK 1057437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

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

        Registrant's telephone number, including area code: (361) 573-6321
         Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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

                                YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of such stock as of March 21, 2000, was $47,152,665.

      The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of March 21, 2000 was 2,372,892 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

 The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Report on Form 10-K:

Annual Report to Shareholders For the Year Ended December 31, 1999      Part II
Proxy Statement for the 2000 Annual Meeting of Shareholders             Part III

                                   FVNB CORP.
                           ANNUAL REPORT ON FORM 10-K

                                                                            PAGE
                                     PART I.
ITEM 1.     Business...........................................................2
                General........................................................2
                Competition....................................................4
                Supervision and Regulation.....................................4
ITEM 2.     Properties........................................................10
ITEM 3.     Legal Proceedings.................................................10
ITEM 4.     Submission of Matters to a Vote of Security Holders...............11

                                    PART II.
ITEM 5.     Market for Registrant's Common Stock and Related Security Holder
            Matters.......................................................... 11

ITEM 6.     Selected Financial Data...........................................11
ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................11
ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risks........11
ITEM 8.     Financial Statements and Supplementary Data.......................12
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................12

                                    PART III.
ITEM 10.    Directors and Executive Officers of the Registrant................12
ITEM 11.    Executive Compensation............................................12
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management....12
ITEM 13.    Certain Relationships and Related Transactions....................12

                                    PART IV.
ITEM 14.    Exhibits, Financial Schedules and Reports on Form 8-K.............13


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

      Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements include among others, the following possibilities:
(i) changes in local, state, national and international economic conditions,
(ii) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (iii) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as customers, competitors and potential competitors, are subject, including banking, tax, securities, insurance and employment laws and regulations, (iv) the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels, and (v) increased competition from both within and without the banking industry. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

                                     PART I

                                ITEM 1. BUSINESS


GENERAL

      FVNB Corp. (the "Company") was initially organized in September 1998 as a bank holding company for First Victoria National Bank. Currently, the consolidated financial statements of the Company include the accounts of First Victoria National Bank and Citizens Bank of Texas, N.A. (collectively the Subsidiary Banks) and their respective wholly owned subsidiaries as well as Citizens Mortgage Company.

      Chartered in 1890, First Victoria National Bank is located in Victoria, Texas and offers all usual commercial banking services. The bank currently has three locations in Victoria as well as full service branches in Calhoun County and Taft, Texas. In addition, First Victoria National Bank has three wholly owned operating subsidiaries: PMV, Inc., which is currently inactive, and was established for the purpose of acquiring, managing and liquidating assets acquired in satisfaction of debts previously contracted; First Victoria Community Development Corporation, which was established for the purpose of acquiring, developing, rehabilitating, managing, renting, and selling housing units primarily to benefit low and moderate income residents of the local area and to promote and invest in such community development projects; and First Victoria Leasing, Inc., which was established for the purpose of leasing activities of the Company. As of December 31, 1999, First Victoria National Bank had total assets of approximately $571,139,000; loans and leases, net of unearned discount, of approximately $325,141,000; and total deposits of approximately $487,389,000. First Victoria National Bank employed 222 people on a full-time basis and 37 people on a part-time basis as of December 31, 1999.

      In January 1999, the Company completed the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and CBOT Mortgage Company. Citizens Bank of Texas continues to operate as an independent subsidiary and currently has three locations located in New Waverly, Huntsville and The Woodlands, Texas. As of December 31, 1999, Citizens Bank of Texas had total assets of approximately $85,296,000; loans and leases, net of unearned discount, of approximately $62,352,000; and total deposits of approximately $67,598,000. Citizens Bank of Texas employed 50 people on a full-time basis and 6 people on a part-time basis as of December 31, 1999.

      On January 27, 2000, the Company entered into a definitive agreement to acquire Mid-Coast Savings Bank, SSB. Upon completion of the transaction, the Mid-Coast Savings will merge with First Victoria National Bank, resulting in the locations of Mid-Coast Savings being operated as branches of First Victoria National Bank. The transaction is subject to regulatory approval and approval by shareholders of Mid-Coast Savings Bank and is expected to be completed during the second quarter of 2000. As of December 31, 1999, Mid-Coast Savings Bank had two branches located in Edna and Ganado, Texas with total assets of approximately $44,363,000 and loans and deposits of approximately $25,761,000 and $33,984,000, respectively.

      As of December 31, 1999, the Company had total consolidated assets of approximately $655,184,000; consolidated loans and leases, net of unearned discount, of approximately $387,407,000; and total deposits of approximately $554,820,000.

      While the Subsidiary Banks' loan portfolios are diversified, a significant portion of the total portfolio is in agriculture loans (approximately 19% of total loans) and therefore, may be deemed seasonal with regard to funding requirements. Also, the Subsidiary Banks have substantially no deposits from or loans to foreign customers.

      The Subsidiary Banks provide general commercial banking services to a variety of businesses and individuals located in southeast Texas. Some of the loan services available to customers include: agriculture, commercial, real estate, home improvement, automobile, and personal loans. As of December 31, loans and leases are classified in the following categories (in thousands). Included in commercial and financial loans is a net lease receivable totaling approximately $7,260,000 and $6,793,000 as of December 31, 1999 and 1998, respectively.


                                                 1999                   1998
                                                 ----                   ----
                                          AMOUNT         %       AMOUNT      %
                                          ------         -       ------      -
Commercial and financial                  $88,660      23%      $63,255     22%
Mortgage real estate                      157,693      41       106,410     36
Construction real estate                   12,887       3         3,736      1
Agriculture                                74,715      19        75,793     26
Consumer                                   53,574      14        43,776     15
                                          -------      --       -------     --
Total loans and leases                    387,529      100%     292,970     100%
                                                       ===                  ===
Less
Unearned income                              (122)                 (108)
Allowance for loan and lease losses        (4,573)               (3,308)
                                          -------               -------
Net loans and leases                      $382,834              $289,554
                                          ========              ========


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

      The Subsidiary Banks' exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. As of December 31, 1999 and 1998, the Subsidiary Banks had commitments to extend credit of approximately $132,361,000 and $100,204,000 and standby letters of credit of approximately $2,122,000 and $1,534,000 respectively. The following is a breakdown of commitments by type as of December 31 (in thousands):

                                                           1999        1998
                                                         --------    --------
      Commercial and financial                           $ 48,265    $ 35,279
      Real estate                                          17,505       5,180
      Agriculture                                          37,948      35,524
      Consumer                                             28,643      24,221
                                                         --------    --------
           Total                                         $132,361    $100,204
                                                         ========    ========

            The Company does not anticipate that compliance with federal, state, and local provisions relating to the protection of the environment will have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

      In addition to loan services, the Subsidiary Banks also offer deposit facilities and certificates of deposit for commercial customers and various checking, wire transfers, safekeeping, safe deposit, credit card, and savings and time deposit services for individuals.

      First Victoria National Bank's Trust and Investment Management Department also offers extensive trust services including estates, guardianships, personal trust and investment services, and pension and retirement plans. Trust assets and other properties, except cash deposits, held by First Victoria National Bank in agency or other fiduciary capacities for its customers are not included in the Company's financial statements. The book value of trust assets (unaudited) was approximately $209,811,000 at December 31, 1999.

COMPETITION

      The Company competes actively with other commercial banks and savings and loan associations in southeast Texas, many of which are larger than the Company, as well as with major regional banking and financial institutions headquartered in other areas of Texas and the United States. Deposit deregulation has intensified the competition for deposits among banks in recent years. The Company, however, is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. Additional competition is derived from credit unions, finance companies, brokerage firms, insurance companies, retailers, trust companies and other non-bank entities.

      Under the Gramm-Leach-Bliley Act ("GLBA"), effective March 11, 2000, banks, securities firms and insurance companies may affiliate under an entity to be known as a financial holding company, which could then serve its customers' varied financial needs through a single corporate structure. The GLBA may significantly change the competitive environment in which the company and its subsidiaries conduct business. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

SUPERVISION AND REGULATIONS

      GENERAL. In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company's bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Company are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

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

      FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law GLBA. This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur, subject to the regulation of the FRB and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission ("SEC") and state insurance regulators. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank. In addition, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

      Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has not, at this time, made any decision with respect to whether it will elect to become a financial holding company under GLBA.

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

      In addition to providing for interstate acquisitions of banks by bank holding companies, the Interstate Banking Act provides for interstate branching by permitting mergers between banks domiciled in different states beginning June 1, 1997. The Interstate Banking Act provides that states may opt out of interstate branching by enacting non-discriminatory legislation prohibiting interstate bank mergers before June 1, 1997. In 1995, Texas passed legislation opting out of the interstate branching provisions of The Interstate Banking Act until September 1999. In May 1998, the Texas DOB determined that the Texas opt-out statute was not effective and the Texas DOB began accepting applications for interstate branching transactions. During 1999, legislation implementing interstate branching was adopted by the Texas legislature. No accurate prediction can be made at this time as to how this legislation will affect the Company and/or its bank subsidiaries.

      FRB ENFORCEMENT POWERS. The FRB has certain cease-and-desist and divestiture powers over bank holding companies and non-banking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. These powers may be exercised through the issuance of cease-and-desist orders or other actions. In the event a bank subsidiary experiences either a significant loan loss or rapid growth of loans or deposits, the Company may be compelled by the FRB to invest additional capital in the bank subsidiary. Further, the Company would be required to guarantee performance of the capital restoration plan of any undercapitalized bank subsidiary. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA in amounts up to $1,000,000 per day, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary. Under certain circumstances the Texas Banking Commissioner may bring enforcement proceedings against a bank holding company in Texas.

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

      AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports and other examination related correspondence. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers. During 1999, the SEC adopted new rules, which will become effective during 2000, to improve the function of corporate audit committees. The new rules require, among other things, that independent auditors review public companies' interim financial information prior to filing with the SEC and that companies include in their proxy statements certain information about their audit committees.

      GENERAL-BANK SUBSIDIARIES. As national banking associations, the Subsidiary Banks are principally supervised, examined and regulated by the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines such areas as capital adequacy, reserves, loan portfolio, investments and management practices. The Bank must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC. Because the FRB regulates the Company, the FRB has supervisory authority which affects the Bank.

      DEPOSIT INSURANCE. The deposits of the Bank are insured by the FDIC through the BIF to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. During 1996, Congress enacted legislation that, among other things, provides for assessments against BIF-insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. BIF and Savings Association Insurance Fund payers are assessed pro rata for the FICO bond obligations.

      CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 1999 the Company's ratio of total capital-to-risk-weighted assets was 13.28%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The core deposit intangibles and goodwill of approximately $10,719,000 booked in connection with all the financial institution acquisitions of the Company as of December 31, 1999 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4.00% to 5.00%. The Company's leverage ratio at December 31, 1999 was 8.40%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the OCC. The Subsidiary Banks each had leverage ratios in excess of 5.00% as of December 31, 1999. As of that date, the federal banking agencies had not advised the Bank of any specific minimum leverage ratio applicable to it.

      Effective December 19, 1992, the federal bank regulatory agencies adopted regulations, which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well-capitalized institution with a total risk-based capital ratio of 10.00%, a Tier 1 risk-based capital ratio of 6.00% and a Tier 1 leverage ratio of 5.00%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8.00%, 4.00% and 4.00%, respectively. The corresponding provisions of FDICIA mandate corrective actions be taken if a bank is undercapitalized. Based on capital ratios as of December 31, 1999, the Subsidiary Banks were each classified as "well capitalized" under the applicable regulations.

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

      The interest rate and usury laws of most states, including laws of the State of Texas, which laws are preempted to a certain extent by federal law, generally limit the amount of interest which lenders, including the Bank, may charge on loans. These limits may vary depending upon, among other things, the identity, nature and location of the lender and the borrower, use of proceeds of a loan, amount of the loan, type of collateral for the loan and the particular state or federal law applicable thereto. However, there is currently no limit on the rate of interest, which the Bank may be charged on its liabilities, other than on certain types of deposits. Market rates of interest, adjusted for required reserves, on certain types of liabilities may rise to a level which may adversely affect interest margin and/or loan growth. During 1997, the Texas Constitution was amended to permit home equity lending effective January 1, 1998.

      DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The directors of a national bank are authorized to declare cash dividends on the capital stock of the bank, and the amount of the dividend is within the board's discretion. However, a dividend cannot be declared if: (1) it would exceed the bank's profits (12 U.S.C. Sec. 60); (2) it would impair the bank's capital (12 U.S.C. Sec. 56); or (3) the bank is in default on the payment of any assessment due to the FDIC (12 U.S.C. Sec. 1828). Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets less all current operating expenses, actual losses, accrued dividends on preferred stocks, if any, all federal and state taxes and bad debts (12 U.S.C. Sec. 60). The OCC adopted a regulation effective as of January 1, 1991, which prohibits the Bank from including its allowance for loan losses as an element of net profits when calculating the dividends the Bank may pay. Approval of the OCC will be required for any dividend paid by the Bank to the shareholders if the total of all actual and proposed dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock (12 U.S.C. Sec. 60). The OCC has also issued a banking circular emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and other factors. Please see Note 11 to the Notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report to Shareholders for a discussion of the dividend paying capacity of the Bank.

      FINANCIAL SUBSIDIARIES. Under GLBA, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank and each affiliated bank has a CRA rating of satisfactory or better.

      INSTABILITY OF REGULATORY STRUCTURE. Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the bank subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that GLBA will have or the effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.


                               ITEM 2. PROPERTIES

      The principal executive offices of the Company are located at 101 S. Main Street, Victoria, Texas in a building owned by First Victoria National Bank. Property of the Company includes the main banking facility of First Victoria National Bank and certain other properties. In addition, First Victoria National Bank has two full-service branches in Victoria, Texas as well as full service branches in Calhoun County, Texas and Taft, Texas. All properties on which the banking offices of First Victoria National Bank are located are owned and there are no encumbrances with respect thereto. Property of the Company also includes the main banking facility of Citizens Bank of Texas located in New Waverly, Texas. Citizens Bank of Texas also has full-service branches in Huntsville, Texas and The Woodlands, Texas. The properties on which these banking facilities are located are owned and there are no encumbrances with respect thereto. In addition, Citizens Bank of Texas has two leased properties. The first, which is partially subleased to an unrelated entity, is located in Huntsville, Texas and serves as an annex to the main branch location. The second is located in Conroe, Texas and is subleased to an unrelated entity.


                            ITEM 3. LEGAL PROCEEDINGS

      The Subsidiary Banks of the Company are involved in various routine claims and lawsuits which have arisen in the normal course of conducting a commercial banking business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II

                    ITEM 5. MARKET FOR COMPANY'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

      The Company's common stock is quoted in the National Market System (NMS) of NASDAQ under the symbol FVNB. The number of shareholders of record of common stock at March 21, 2000 was 629. The following table shows the range of high and low quotes per share of common stock of the Company on the over-the-counter market, as reported by NASDAQ. Prices quoted on the NASDAQ NMS reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                            1999                   1998
                                     -------------------     ------------------
                                      HIGH         LOW        HIGH        LOW
                                     -------     -------     -------    -------
First Quarter                        $36.000     $32.000     $42.250    $39.000
Second Quarter                        34.500      27.000      43.250     40.000
Third Quarter                         33.000      29.000      39.500     30.000
Fourth Quarter                        40.000      30.500      34.000     30.000

      The average bid/ask price of the Company's common stock was $32.66 per share on March 21, 2000. On January 26, 2000, the Board of Directors approved a regular quarterly cash dividend of $.35 per share payable on February 18, 2000, to shareholders of record as of February 4, 2000. The Company anticipates this level of regular dividend payments to continue for the remainder of 2000. Total dividends paid during 1999 and 1998 were $1.40 and $1.30 per share, respectively. See "Capital" section (page 24) in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Shareholders' Equity" (page 43) in Note 11 to the consolidated financial statements herein incorporated by reference from FVNB Corp.'s 1999 Annual Report to Shareholders for further discussion of the payment of dividends and restrictions.

                         ITEM 6. SELECTED FINANCIAL DATA

      The information set forth under the caption "Selected Financial Data" located on page 55 of FVNB Corp.'s 1999 Annual Report to Shareholders is incorporated herein by reference.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 26, inclusive, of FVNB Corp.'s 1999 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The information set forth under the caption "Interest Rate Sensitivity" on pages 13 through 14 of FVNB Corp.'s 1999 Annual Report to Shareholders is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of FVNB Corp. and Independent Public Accountants' Reports contained on pages 27 through 53, inclusive, of FVNB Corp.'s 1999 Annual Report to Shareholders are incorporated herein by reference.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On February 16, 1999, the Board of Directors of the Company decided not to renew the contract of Arthur Andersen LLP ("Arthur Andersen") as independent accountants for the Company effective upon completion of the audit for the year ended December 31, 1998. Arthur Andersen's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the board of directors of the Company on February 16, 1999. During the Company's two most recent fiscal years and any subsequent interim period preceding such change in accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report. The Company engaged KPMG LLP as the independent accountants of the Company by action of the Board of Directors of the Company on February 16, 1999, to be effective as of the completion by Arthur Andersen of the audit for the year ended December 31, 1998.


                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth under the caption "Directors and Executive Officers" of FVNB Corp.'s Proxy Statement, dated April 10, 2000, relating to its 2000 Annual Meeting of Shareholders is incorporated herein by reference.


                         ITEM 11. EXECUTIVE COMPENSATION

      The information set forth under the caption "Compensation of Officers and Directors" of FVNB Corp.'s Proxy Statement, dated April 10, 2000, relating to its 2000 Annual Meeting of Shareholders (excluding the performance graph, Compensation and Retirement Committee report, and the 1998 FVNB Corp. Stock Incentive Plan Committee report.) is incorporated herein by reference.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Beneficial Ownership of Bank Common Stock" and "Directors and Executive Officers" of FVNB Corp.'s Proxy Statement, dated April 10, 2000, relating to its 2000 Annual Meeting of Shareholders is incorporated herein by reference.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Transactions" of FVNB Corp.'s Proxy Statement, dated April 10, 2000, relating to its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) 1. The following financial statements and independent public accountants' reports have been incorporated in Item 8 of this report by reference to pages 27 through 53 of FVNB Corp.'s 1999 Annual Report to Shareholders:

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income for each of the three years ended December 31, 1999

         Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 1999

         Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1999

         Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999

         Notes to Consolidated Financial Statements

         Reports of Independent Public Accountants

      2. No financial statement schedules are required to be filed as a part of this report.



(b) On January 20, 2000, the Company filed a Form 8-K dated January 20, 2000. The form reported that the Board of Directors of FVNB Corp. announced that David M. Gaddis, who currently serves as President and Chief Executive Officer of both First Victoria National Bank and FVNB Corp., will assume full-time responsibilities as President and Chief Executive Officer of FVNB Corp.

      On January 28, 2000, the Company filed a Form 8-K dated January 27, 2000. The purpose of the form was to announce that on January 26, 2000, the Board of Directors of FVNB Corp. declared a cash dividend of $.35 per share payable on February 18, 2000 to shareholders of record as of February 4, 2000. The form also reported unaudited financial information related to the fourth quarter of 1999.

      On February 1, 2000, the Company filed a Form 8-K dated February 1, 2000. The purpose of the form was to announce FVNB Corp.'s earnings for 1999 and provide a consolidated financial summary for 1999 and unaudited financial information related to the fourth quarter of 1999.

      On February 2, 2000, the Company filed a Form 8-K dated February 1, 2000. The purpose of the form was to announce that the Board of Directors of FVNB Corp. had approved a definitive agreement to acquire Mid-Coast Savings Bank, SSB. The definitive agreement was entered into on January 27, 2000, and is subject to regulatory approval and approval by the shareholders of Mid-

      Coast Savings. Upon completion of the transaction, the acquired bank will merge with First Victoria National Bank, a subsidiary bank of FVNB Corp., and the two Mid-Coast Savings locations in Edna and Ganado, Texas will operate as branches of First Victoria National Bank.

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

         10(a)*+ First Victoria National Bank Board of Directors Deferred
                 Compensation Plan incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(a) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form 10-K on March 25, 1997

         10(b)*+ Employees' Profit Sharing Plan incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(b) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form 10-K on March 25, 1997

         10(c)*+ Incentive Compensation Plan incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(c) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form 10-K on March 25, 1997

         10(d)*+ Pension Plan incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(d) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form 10-K on March 25, 1997

         10(e)*+ Officer Annual Incentive Plan, as revised July 2, 1997, incorporated herein as an exhibit by reference to the Quarterly Report, Exhibit 10(e) therein, under the Securities Exchange Act of 1934, filed by the Bank on Form 10-Q on August 8, 1997

         13**    1999 Annual Report to Shareholders

         21      Subsidiaries of the Registrant

         23      Accountants' Consents

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


                                FVNB CORP.


    MARCH 21, 2000              By:          /s/ DAVID M. GADDIS
  ------------------                -------------------------------------
        Date                                   David M. Gaddis
                                    President and Chief Executive Officer


    MARCH 21, 2000              By:           /s/ C. DEE HARKEY
  ------------------                -------------------------------------
        Date                                    C. Dee Harkey
                                   Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
      Michael S. Anderson                     Title                    Date

    /S/ O. D. EDWARDS, JR.                  DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
      O. D. Edwards, Jr.                      Title                    Date

                                            DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
        David P. Engel                        Title                    Date

      /S/ DAVID M. GADDIS                   DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
        David M. Gaddis                       Title                    Date

     /S/ WALTER T. HAENGGI                  DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
       Walter T. Haenggi                      Title                    Date

    /S/ ROBERT L. HALEPESKA                 DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
      Robert L. Halepeska                     Title                    Date

    /S/ THOMAS LANE KELLER                  DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
      Thomas Lane Keller                      Title                    Date

 /S/ JAMES ROBERT "BOB" MCCAN               DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
   James Robert "Bob" McCan                   Title                    Date

       /S/ J. E. MCCORD                     DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
         J. E. McCord                         Title                    Date

    /S/ THOMAS M. O'CONNOR                  DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
      Thomas M. O'Connor                      Title                    Date

     /S/ BILLY W. RUDDOCK                   DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
       Billy W. Ruddock                       Title                    Date

       /S/ ROGER WELDER                     DIRECTOR              MARCH 21, 2000
---------------------------------     ----------------------     ---------------
         Roger Welder                         Title                    Date

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION                                                PAGE
-------     -----------                                                ----
13   **     1999 Annual Report to Shareholders

21          Subsidiaries of the Registrant

23          Accountants' Consents

27          Financial Data Schedule


** Deemed filed only with respect to those portions thereof incorporated herein by reference