Form 10-Q
period 2000-03-31
FVNB CORP
filed 2000-05-10
CIK 1057437

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. FVNB Corp. has 2,372,892 shares of common stock, $.01 par value, outstanding as of May 10, 2000.

--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

FVNB CORP. AND SUBSIDIARIES
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    March 31,          December 31,
                                                                                                      2000                1999
                                                                                                    ---------           ---------
ASSETS
      Cash and due from banks--Note 3 ......................................................        $  24,715           $  26,993
      Federal funds sold ...................................................................           14,115              38,170
      Investment securities--Note 4
           Available-for-sale ..............................................................          154,705             158,776
      Loans and leases receivable (net of allowance for loan and lease losses
           of $4,493 and $4,573 in 2000 and 1999, respectively) --Note 5 ...................          401,280             382,834
      Premises and equipment, net--Note 6 ..................................................           30,648              30,693
      Accrued interest receivable ..........................................................            6,701               4,758
      Goodwill and intangibles--Note 17 ....................................................           10,526              10,719
      Other assets--Note 5 .................................................................            1,872               2,241
                                                                                                    ---------           ---------

           TOTAL ASSETS ....................................................................        $ 644,562           $ 655,184
                                                                                                    =========           =========

LIABILITIES
      Deposits:
           Demand ..........................................................................        $  95,529           $  90,857
           Savings, IOC, and money market accounts .........................................          163,616             182,629
           Time--Note 7 ....................................................................          284,821             281,334
                                                                                                    ---------           ---------

                TOTAL DEPOSITS .............................................................          543,966             554,820
                                                                                                    ---------           ---------
      Federal funds purchased and securities sold
           under agreements to repurchase ..................................................            4,450               3,750
      Other borrowings--Note 14 ............................................................           27,571              27,827
      Other liabilities--Note 8 ............................................................            7,983               8,478
                                                                                                    ---------           ---------

                TOTAL LIABILITIES ..........................................................          583,970             594,875
                                                                                                    ---------           ---------

      Commitments and Contingent Liabilities--Notes 9 and 10

SHAREHOLDERS' EQUITY--Note 15
      Common stock ($.01 par value; 20,000,000 shares authorized;
           2,372,892 shares issued and outstanding) ........................................               24                  24
      Surplus ..............................................................................           15,686              15,682
      Retained earnings ....................................................................           49,177              47,946
      Accumulated other comprehensive income -
           net unrealized losses on investment securities, net of tax ......................           (4,295)             (3,343)
                                                                                                    ---------           ---------

           TOTAL SHAREHOLDERS' EQUITY ......................................................           60,592              60,309
                                                                                                    ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................................        $ 644,562           $ 655,184
                                                                                                    =========           =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                             THREE MONTHS ENDED
                                                                                                                   MARCH 31,
                                                                                                         ---------------------------
                                                                                                            2000             1999
                                                                                                         ----------       ----------
INTEREST INCOME:
      Loans and lease receivable, including fees .................................................       $    8,939       $    7,178
      Investment securities:
           Taxable ...............................................................................            2,310            2,821
           Tax-exempt ............................................................................               14               20
           Dividends .............................................................................               37               28
      Federal Funds sold .........................................................................              371              313
      Other ......................................................................................                0                1
                                                                                                         ----------       ----------

                TOTAL INTEREST INCOME ............................................................           11,671           10,361
                                                                                                         ----------       ----------

INTEREST EXPENSE:
      Deposits--Note 7 ...........................................................................            4,757            4,139
      Federal funds purchased and securities sold
           under agreements to repurchase ........................................................               59              277
      Other borrowings ...........................................................................              465              283
                                                                                                         ----------       ----------

           TOTAL INTEREST EXPENSE ................................................................            5,281            4,699
                                                                                                         ----------       ----------

           NET INTEREST INCOME ...................................................................            6,390            5,662
      Provision (credit) for loan and lease losses--Note 5 .......................................               50                5
                                                                                                         ----------       ----------
                NET INTEREST INCOME AFTER
                PROVISION FOR LOAN AND LEASE LOSSES ..............................................            6,340            5,657
                                                                                                         ----------       ----------

NON-INTEREST INCOME:
      Net realized gains on sales of investment securities .......................................                0                9
      Trust service fees .........................................................................              455              536
      Service charges and fees on deposit accounts ...............................................            1,057              952
      Gain on sale of assets--Note 5 .............................................................                0                2
      Other ......................................................................................              921              283
                                                                                                         ----------       ----------

           TOTAL NON-INTEREST INCOME .............................................................            2,433            1,782
                                                                                                         ----------       ----------

NON-INTEREST EXPENSE:
      Salaries and wages--Note 11 ................................................................            2,546            2,354
      Employee benefits--Note 11 .................................................................              380              465
      Net occupancy expense ......................................................................              340              306
      Furniture and equipment ....................................................................              489              234
      Communication and supplies .................................................................              376              328
      Data processing ............................................................................              310              294
      Marketing and advertising ..................................................................              187              160
      Professional fees ..........................................................................              208              288
      FDIC insurance assessment ..................................................................               27               21
      Amortization of goodwill and intangibles ...................................................              193              135
      Other ......................................................................................              498              503
                                                                                                         ----------       ----------

           TOTAL NON-INTEREST EXPENSE ............................................................            5,554            5,088
                                                                                                         ----------       ----------

           INCOME BEFORE INCOME TAXES ............................................................            3,219            2,351
Income Tax Expense--Note 8 .......................................................................            1,158              842
                                                                                                         ----------       ----------

           NET INCOME ............................................................................       $    2,061       $    1,509
                                                                                                         ==========       ==========

Basic earnings per share --Note 15 ...............................................................       $      .87       $      .64
                                                                                                         ==========       ==========

Diluted earnings per share--Note 15 ..............................................................       $      .83       $      .62
                                                                                                         ==========       ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                                                           THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                        ---------------------------
                                                                                                           2000             1999
                                                                                                        ----------       ----------
Net income .......................................................................................      $    2,061       $    1,509
Other comprehensive income, net of tax
      Unrealized holding (losses) gains arising during the period ................................            (952)          (1,169)
      Realized (gains) losses reflected in net income ............................................               0                6
                                                                                                        ----------       ----------

           COMPREHENSIVE INCOME (LOSS) ...........................................................      $    1,109       $      346
                                                                                                        ==========       ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                        ---------------------------
                                                                                                           2000             1999
                                                                                                        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income .......................................................................................      $    2,061       $    1,509
Adjustments to reconcile net income to net cash
      provided by operating activities--
           Net gain on sale of investment securities .............................................               0               (9)
           Provision for loan and lease and other real estate losses .............................              50                5
           Depreciation ..........................................................................             581              330
           Premium amortization and discount accretion, net ......................................              21               59
           Pension expense .......................................................................              62               90
           Net gain on sale of assets ............................................................               0               (2)
           Increase in accrued interest receivable ...............................................           1,943           (1,247)
           Net change in other assets and other liabilities ......................................             158              153
                                                                                                        ----------       ----------

                NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................             990              888
                                                                                                        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by acquisition of subsidiaries .................................................               0            7,098
Proceeds from sales of investment securities, available-for-sale .................................               0           19,583
Proceeds from maturities of investment securities, available-for-sale ............................           2,608           11,339
Purchase of investment securities, available-for-sale ............................................               0             (165)
Net increase in loans to customers ...............................................................         (18,521)          (8,186)
Additions to premises and equipment ..............................................................            (536)            (243)
Proceeds from sale of assets .....................................................................             362              155
                                                                                                        ----------       ----------

                NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ..............................         (16,087)          29,581
                                                                                                        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net decrease in demand, IOC,
      savings and money market accounts ..........................................................         (14,341)         (15,401)
Net increase (decrease) in time deposits .........................................................           3,487          (12,128)
Net increase in federal funds purchased and
      securities sold under agreements to repurchase .............................................             700           25,720
Net decrease in other borrowed funds .............................................................            (256)          (2,974)
Net increase in capital stock ....................................................................               4                0
Dividends paid ...................................................................................            (830)            (830)
                                                                                                        ----------       ----------

           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ...................................         (11,236)          (5,613)
                                                                                                        ----------       ----------

           NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................         (26,333)          24,856

Cash and cash equivalents beginning of period ....................................................          65,163           34,304
                                                                                                        ----------       ----------

           CASH AND CASH EQUIVALENTS END OF PERIOD ...............................................      $   38,830       $   59,160
                                                                                                        ==========       ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      PRINCIPLES OF CONSOLIDATION -- In September 1998, FVNB Corp. was organized as a bank holding company for First Victoria National Bank. As a result of the reorganization, shareholders of First Victoria National Bank became shareholders of FVNB Corp. In addition, the par value of common stock outstanding changed from $2.50 per share to $.01 per share. Total authorized shares outstanding also changed from 5,000,000 to 20,000,000. These changes are reflected retroactively for each period shown in the consolidated financial statements. No revaluation of the assets and liabilities was made as a result of this reorganization. Subsequently, in January 1999, the Company completed the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. Citizens Bank of Texas continues to operate as an independent subsidiary of the Parent Company. Existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas retained the name Citizens Bank of Texas, N.A. The acquisition, which was accounted for using the purchase method of accounting, is discussed further in Note 17 to the consolidated financial statements.

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

      INVESTMENT SECURITIES -- The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This standard requires the classification of securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments shall be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term shall be classified as trading securities. Unrealized holding gains and losses related to trading securities shall be included in earnings. Investments not classified as trading securities or held-to-maturity securities shall be classified as available-for-sale securities. Securities that would be sold in response to changes in market interest rates and the securities' prepayment risk, needs for liquidity, or changes in the availability and yield on alternative investments are classified as available-for-sale. Available-for-sale securities are reported at fair value and any unrealized holding gains and losses are excluded from earnings and recorded as a net amount as a separate component of shareholders' equity (net of tax effect), and included in other comprehensive income until realized. The Company used the specific identification method in computing all realized gains and losses.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      LOANS AND LEASES RECEIVABLE -- Interest earned on commercial, agriculture and real estate loans is accrued daily, based upon the principal amounts outstanding. Interest on consumer loans is recorded on the level yield method. The recognition of income on a loan is discontinued, and previously accrued interest is reversed, when interest or principal payments become 90 days or more past due unless, in the opinion of management, the outstanding principal and interest are both well secured and in the process of collection. Loans to customers whose financial conditions have deteriorated and for which management has serious doubt as to the ability of the borrowers to comply with their loan repayment terms are considered for non-accrual status whether or not the loans are 90 days or more past due. Subsequent cash payments received are applied to the principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of the loan. If cash payments received relate to a loan previously charged off in whole or in part, payments not applied to the remaining principal balance are recorded as recoveries.

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

      The Company accounts for leases in accordance with SFAS No. 13 "Accounting for Leases". This standard addresses the accounting and reporting for leases by lessees and lessors. In the case of a leveraged lease, the lessor records the investment in the lease as the gross rental receivable (net of principal and interest on non-recourse debt) and the estimated residual value net of unearned and deferred income. The investment less deferred taxes is used for computing income earned. Income is recognized based on the cash flow over the lease term and the rate of return on the positive net investment. In the case of an operating lease, the lessor records the leased property at cost in premises and equipment on the consolidated balance sheet. The property is depreciated using the lessor's normal depreciation policy over the useful life of the asset. Rental income is recorded over the lease term as it becomes receivable according to the provision of the lease agreement.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method, based on the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred, and expenditures for renewals and improvements which materially increase the value of the property and have a benefit over more than one accounting period are capitalized. Estimated useful lives are 15 - 40 years for premises and 3 - 10 years for furniture and equipment.

      INCOME TAXES -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This standard allows the recognition of deferred tax assets and liabilities based on the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities. The Company files an annual federal income tax return on a consolidated basis with its subsidiaries.

      GOODWILL AND INTANGIBLES -- Goodwill and intangibles resulting from acquisitions is amortized on a straight-line basis over the estimated period of benefit, not to exceed fifteen years. The Company evaluates whether events and circumstances have developed that warrant revision of the estimated benefit periods.

      RECOGNITION OF LOAN ORIGINATION FEES AND COSTS -- Loan origination and commitment fees and certain direct loan origination costs are analyzed on a quarterly basis in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." This standard requires the deferral of such commitment fees and direct costs at origination with the net amount amortized as an adjustment of the related loan's yield over the contractual life of the related loan. Management of the Company believes that the Company's net loan origination costs are not material and are, therefore, not accounted for using the deferral method.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      SEGMENTS DISCLOSURE -- Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public business enterprises report certain information about its operating segments in order to provide information about the different types of business activities in which an enterprise engages. Management of the Company believes that the Company operates in only one segment, commercial banking, and therefore the disclosures required by SFAS No. 131 are not applicable.

(2) STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the three months ended March 31, 2000 and 1999 was approximately $5,125,000 and $4,494,000, respectively. The Company paid no federal income taxes during the three months ended March 31, 2000 and 1999. Non-cash transactions representing the transfer of non-performing loans to other real estate owned and foreclosed assets totaled approximately $25,000 and $365,000 for the three months ended March 31, 2000 and 1999, respectively.

(3) CASH AND DUE FROM BANKS: Cash and due from banks of approximately $6,575,000 and $6,756,000 at March 31, 2000 and December 31, 1999, respectively, were maintained to satisfy regulatory reserve requirements.

(4) INVESTMENT SECURITIES: As of March 31, 2000, the Company's entire investment portfolio was classified as available-for-sale and this classification resulted in an unrealized loss of approximately $6,505,000. This was reflected as a decrease to available-for-sale securities of approximately $6,505,000 and a corresponding decrease to shareholders' equity and a deferred tax liability of approximately $4,295,000 and $2,210,000, respectively. As of December 31, 1999, the classification resulted in an unrealized loss of approximately $5,065,000. This was reflected as a decrease to available-for-sale securities of approximately $5,065,000 and a corresponding decrease to shareholders' equity and a deferred tax liability of approximately $3,343,000 and $1,722,000, respectively.

      During the three months ended March 31, 2000, the Company sold no investment securities. In addition, there were no called bonds during the period ended March 31, 2000. During the three months ended March 31, 1999, the Company sold various fixed rate securities with a total book value of approximately $19,574,000 resulting in a net gain of approximately $9,000. These securities were sold primarily for liquidity purposes and to improve the overall yield of the investment portfolio as well as the company's potential tax position.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      A comparison of investment securities at book and market values, as determined by an independent broker, is as follows (in thousands):

                                                                                                    MARCH 31, 2000
                                                                               -----------------------------------------------------
                                                                               AMORTIZED     UNREALIZED    UNREALIZED       MARKET
                                                                                 COST           GAINS        LOSSES         VALUE
                                                                               ----------    ----------    ----------     ----------
Available-for-sale:
      U.S. Treasuries .....................................................    $      195    $        0    $       (1)    $      194
      U.S. Government Agencies ............................................       110,256             0        (4,830)       105,426
      Mortgaged-backed securities and collateralized
           mortgage obligations ...........................................        46,724             1        (1,674)        45,051
      State and political subdivisions ....................................         1,098             2            (3)         1,097
      Other ...............................................................         2,937             0             0          2,937
                                                                               ----------    ----------    ----------     ----------
                Total .....................................................    $  161,210    $        3    $   (6,508)    $  154,705
                                                                               ==========    ==========    ==========     ==========

                                                                                                 DECEMBER 31, 1999
                                                                               -----------------------------------------------------
                                                                               AMORTIZED     UNREALIZED    UNREALIZED       MARKET
                                                                                  COST          GAINS        LOSSES         VALUE
                                                                               ----------    ----------    ----------     ----------
Available-for-sale:
      U.S. Treasuries .....................................................    $      193    $        0    $       (2)    $      191
      U.S. Government Agencies ............................................       111,253             0        (3,720)       107,534
      Mortgaged-backed securities and collateralized
           mortgage obligations ...........................................        48,168             1        (1,335)        46,833
      State and political subdivisions ....................................         1,290             1           (10)         1,281
      Other ...............................................................         2,937             0             0          2,937
                                                                               ----------    ----------    ----------     ----------
                Total .....................................................    $  163,841    $        2    $   (5,067)    $  158,776
                                                                               ==========    ==========    ==========     ==========

      The amortized cost and estimated market value of investment securities at March 31, 2000 and December 31, 1999, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              MARCH 31, 2000                  DECEMBER 31, 1999
                                                                       ---------------------------       ---------------------------
                                                                        AMORTIZED         MARKET          AMORTIZED         MARKET
                                                                          COST            VALUE             COST             VALUE
                                                                       ----------       ----------       ----------       ----------
Due in one year or less ........................................       $      771       $      768       $    1,883       $    1,877
Due after one year through five years ..........................           83,651           80,180           83,892           81,258
Due after five years through ten years .........................           30,000           28,579           30,000           28,889
Due after ten years ............................................           46,788           45,178           48,066           46,752
                                                                       ----------       ----------       ----------       ----------
     Total .....................................................       $  161,210       $  154,705       $  163,841       $  158,776
                                                                       ==========       ==========       ==========       ==========

      Securities with a par value of approximately $81,595,000 and $138,790,000 at March 31, 2000 and December 31, 1999, respectively, were pledged to secure public and trust deposits as required or permitted by law.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                      ----------     ----------
Commercial and financial .........................    $   90,464     $   88,660
Mortgage real estate .............................       167,389        157,693
Construction real estate .........................        15,795         12,887
Agriculture ......................................        77,562         74,715
Consumer .........................................        54,649         53,574
                                                      ----------     ----------
      Total loans and leases .....................       405,859        387,529
                                                      ----------     ----------
Less -
   Unearned income ...............................           (86)          (122)
   Allowance for loan and lease losses ...........        (4,493)        (4,573)
                                                      ----------     ----------

      Net loans and leases .......................    $  401,280     $  382,834
                                                      ==========     ==========

      As of March 31, 2000 and December 31, 1999, First Victoria Leasing, Inc. a wholly owned subsidiary of First Victoria National Bank was an equity participant in the leveraged lease of an aircraft. As First Victoria National Bank has no general liability for the non-recourse debt attributable to the acquisition of such asset, the debt has been offset against the related rentals receivable. The net investment in leveraged lease consists of the following (in thousands):
                                                      MARCH 31,     DECEMBER 31,
                                                         2000           1999
                                                      ----------     ----------
Rentals receivable (net of principal and interest on
  non-recourse debt) ...............................  $    5,772     $    5,772
Estimated residual value ...........................       6,375          6,375
Unearned and deferred income .......................      (4,788)        (4,887)
                                                      ----------     ----------
Investment in leveraged lease ......................       7,359          7,260
Deferred income taxes ..............................      (4,546)        (4,513)
                                                      ----------     ----------

   Net Investment ..................................  $    2,813     $    2,747
                                                      ==========     ==========

      A summary of the components of income from the leveraged lease follows for the three months ended March 31, 2000 and 1999:

                                                               2000        1999
                                                              -----       -----
   Income before income taxes ..........................      $ 126       $ 126
   Income tax expense ..................................        (34)        (43)
                                                              -----       -----

Net income from leveraged lease ........................      $  92       $  83
                                                              =====       =====

      Transactions in the allowance for loan and lease losses for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                         2000           1999
                                                      ----------     ----------
Balance at beginning of period ...................... $    4,573     $    3,308
   Addition to reserve related to subsidiary bank
     acquisition ....................................          0            600
   Provision for loan and lease losses ..............         50              5
   Loans and leases charged off .....................       (216)           (75)
   Recoveries of loans and leases charged off .......         86             93
                                                      ----------     ----------
Balance at end of period ............................ $    4,493     $    3,931
                                                      ==========     ==========

      The allowance is maintained at a reasonable level which management considers adequate to cover estimated losses inherent in the loan and lease portfolio. The Company's methodology is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. The components that comprise the allowance include basically two areas -- (1) specific allowances on loans and leases, and
(2) a general allowance for loans other than those with specific allowances based upon a historical moving average and amounts for factors which are considered areas of additional risk. Management of the Subsidiary Banks assess the adequacy of the allowance for loan and lease losses quarterly using a three step procedure. First, loans and leases are reviewed and categorized as to potential

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

risk based upon an internal grading. Specific allowances are then established for any loans and leases with identified loss potential after consideration of third-party appraisals of collateral value and management assessments of current economic conditions, guarantor support, cash flows, and other circumstances, as appropriate. Second, a general allowance is determined based upon the historical loss experience of the portfolio as a whole. These estimates are based upon historical data related to type of loan, risk assessment, historical loss experience and other factors. Third, the historical loss experience is adjusted based on estimates of losses in the portfolio as a whole that cannot be identified with specific loans and leases, taking into consideration local and national economic trends, volume of past due and seriously delinquent loans and leases, non-performing loans and leases, loan and lease concentrations, and other similar factors. These considerations are not limited to previous collection experience and include estimates of the effect of changing business trends and other environmental conditions. As conditions are continually changing, it is necessary for management to review the loan portfolio and market conditions quarterly and make appropriate adjustments to the allowance. Management believes that the allowance for loan and lease losses at March 31, 2000 and December 31, 1999 was adequate to cover expected losses based on economic circumstances known or anticipated at that time.

      Loans and leases receivable on which the accrual of interest has been discontinued amounted to approximately $1,620,000 and $2,013,000 at March 31, 2000 and December 31, 1999, respectively. The effect of the reversal of previously accrued interest on interest income was approximately $21,000 and $39,000 for the three months ended March 31, 2000 or 1999. If during the three months ended March 31, 2000 and 1999 interest had been accrued at the stated rates, interest income would have increased by approximately $35,000 and $52,000, respectively. As of March 31, 2000, the Company had restructured loans and leases of approximately $32,000. The effect on net interest income resulting from the difference between the interest recognized on such loans and leases and the interest that would have been recognized at the original rate was not material for the three months ended March 31, 2000 or 1999. As of December 31, 1999, restructured loans and leases totaled approximately $32,000.

      Foreclosed assets are carried in other assets at the lower of loan balance or estimated fair value less estimated selling costs and totaled approximately $57,000 and $297,000 at March 31, 2000 and December 31, 1999, respectively. The Company recorded no gains or losses on sales of foreclosed assets during the three months ended March 31, 2000 and net gains of approximately $2,000 during the three months ended March 31, 1999.

      Total impaired loans and leases on the Company's books (including non-accrual and restructured loans and leases) amounted to approximately $1,652,000 and $1,709,000 as of March 31, 2000 and December 31, 1999,
respectively. Approximately $551,000 and $471,000 of the allowance for loan and lease losses was allocated specifically to these loans and leases as of March 31, 2000 and December 31, 1999, respectively. The average balance of impaired loans outstanding during the three months ended March 31, 2000 was approximately $1,630,000. The average balance of impaired loans outstanding during 1999 was approximately $2,191,000.

(6) PREMISES AND EQUIPMENT: The following is a summary of premises and equipment (in thousands):

                                                      MARCH 31,     DECEMBER 31,
                                                        2000            1999
                                                     ----------      ----------
Land ...........................................     $    2,978      $    2,978
Buildings ......................................         15,326          15,031
Furniture and equipment ........................         28,058          27,824
                                                     ----------      ----------
                                                         46,362          45,833
Accumulated depreciation .......................        (15,714)        (15,140)
                                                     ----------      ----------
                                                     $   30,648      $   30,693
                                                     ==========      ==========

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      Furniture and equipment at March 31, 2000 includes an aircraft with a net book value of approximately $18,298,000 purchased as a part of a lease agreement as discussed in Note 18 to the consolidated financial statements.

(7) DEPOSITS: Time certificates of deposit of $100,000 or more amounted to approximately $101,235,000 and $95,900,000 at March 31, 2000 and December 31, 1999, respectively. Interest expense for these deposits was approximately $1,261,000 and $1,187,000 for the three months ended March 31, 2000 and 1999, respectively.

(8) INCOME TAXES: The Company recorded current federal income tax expense of approximately $738,000 and $605,000 for the three months ended March 31, 2000 and 1999, respectively. In addition, the Company recorded deferred tax expense of approximately $420,000 and $237,000 for the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000 and December 31, 1999, the Company had net deferred tax liabilities of approximately $3,947,000 and $4,016,000, which were reflected in other liabilities on the consolidated financial statements.

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

      The Subsidiary Banks' exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amounts of those instruments. As of March 31, 2000 and December 31, 1999, the Subsidiary Banks had commitments to extend credit of approximately $129,747,000 and $132,361,000 and standby letters of credit of approximately $1,766,000 and $2,122,000, respectively. The following is a breakdown of commitments by type (in thousands).

                                                MARCH 31,   DECEMBER 31,
                                                  2000          1999
                                               ----------    ----------
Commercial and financial ..................    $   45,188    $   48,265
Real Estate ...............................        19,691        17,505
Agriculture ...............................        37,802        37,948
Consumer ..................................        27,066        28,643
                                               ----------    ----------
      Total ...............................    $  129,747    $  132,361
                                               ==========    ==========

(10) LITIGATION: In the normal course of business, the Company has become involved in routine claims and lawsuits, but management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

(11) EMPLOYEE BENEFITS: First Victoria National Bank's Employees' Profit Sharing Plan is a 401(k) salary deferral plan which allows employees to defer up to 10% of their compensation. In addition, participants are allowed to borrow up to 50% of their vested portion for specific purposes identified in the plan. Based upon the employee's contribution, First Victoria National Bank contributes a matching amount equal to 50% of the employee's contribution, not to exceed 5% of compensation. At the discretion of the Board of Directors, additional amounts can be contributed annually to the plan by First Victoria National Bank. All employees with at least one year of service are eligible to participate in the plan and employer contributions become fully vested after 7 years of service by the employee. The plan is administered by the Trust and Investment Management Department of First Victoria National Bank and is prohibited from investing in the common stock of the Company. Contributions to the plan by First Victoria National Bank for the three months ended March 31, 2000 and 1999 were approximately $34,000. Citizens Bank of Texas maintains a 401(k) salary deferral plan in which employees are allowed to defer up to 6% of their compensation. Based upon the employee's contribution, Citizens Bank of Texas contributes a matching amount equal to 25% of the employee's contribution. Expenses related to the plan during the first three months of 2000 and 1999 were approximately $4,000 and $3,000, respectively.

      First Victoria National Bank's Incentive Compensation Plan is administered by the Compensation and Retirement Committee of the Board of Directors (the "Committee"). The Committee determines which officers may participate in the plan and the extent of their participation. All awards are contingent upon the bank's attaining certain financial objectives established annually by the Committee. Prior to 1997, the plan provided for a portion of an annual award to be distributed in cash with the remainder in the form of performance units. Performance units are determined by dividing the portion of the award to be paid in performance units by the book value per share of common stock at the end of the year in which the award is earned. The performance units may be redeemed equally over the three years following the award at the option of the participant. Performance units entitle participants to receive a future payment in cash equal to the book value of the Company common stock at the date of redemption.Accruals of additional expense for each unredeemed performance award will be made in future years to reflect increases in the book value per share of common stock of the Company. Total expense of the plan recorded by the Company for the three months ended March 31, 2000 and 1999 represented accruals for the increase in book value per share of common stock related to previously awarded performance units and was not material.

      On July 15, 1997, the Compensation and Retirement Committee of First Victoria National Bank approved an Officer Annual Incentive Plan effective as of January 1, 1997. The revised plan is administered by the Committee and all awards are payable entirely in cash and are contingent upon First Victoria National Bank's attaining various growth and financial objectives to be determined annually. Expenses of approximately $39,000 and $134,000 related to this plan were recorded during the first three months of 2000 and 1999, respectively.

      First Victoria National Bank maintains a noncontributory defined benefit pension plan that covers First Victoria National Bank employees who meet specified age and length of service requirements and provides for a single benefit formula that is based on the participant's final adjusted monthly compensation. The plan holds assets comprised of U.S. Treasury bonds, U.S. Government agency securities, corporate bonds, notes and common stock. Funding is limited to the maximum amounts that are available for deduction for federal income tax purposes. Expenses of approximately $61,000 and $89,000 related to this plan were recorded during the first three months of 2000 and 1999, respectively. Citizens Bank of Texas also maintains a pension plan for its employees. Expenses related to the plan during the first three months of 2000 were not material.

      In March 1998 the Company adopted the 1998 FVNB Corp. Stock Incentive Plan (the "1998 Plan") which provides for the granting of incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to directors, officers and key employees responsible for the direction and management of the Company or the Subsidiary Banks. On September 15, 1998 a total of 52,000

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

stock options were granted to certain directors and officers at an exercise price of $33.00, which equaled market price of the underlying stock on September 15, 1998. An additional 1,000 options were granted on December 15, 1998 at an exercise price of $34.00, which also equaled market price of the underlying stock on December 15, 1998. On May 18, 1999, an additional 59,600 stock options were granted to certain directors and officers at an exercise price of $32.50, which equaled market price of the underlying stock on the date of grant. Options have a six-month vesting period for directors and a ratable three-year vesting period for officers. All options expire ten years from the date of grant. As of March 31, 2000, options to acquire a total of 112,500 shares of common stock of the Company remain outstanding.

(12) TRUST ASSETS: Trust assets and other properties, except cash deposits, held by the First Victoria National Bank in agency or other fiduciary capacities for its customers are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The book value of trust assets was approximately $213,149,000 and $209,811,000 at March 31, 2000 and December 31, 1999, respectively.

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
                                                           2000           1999
                                                          -------       -------
Balance at beginning of year .......................      $ 3,545       $ 3,820
   Additions .......................................        1,335         1,152
   Reductions ......................................         (499)       (1,994)
                                                          -------       -------
Balance at end of period ...........................      $ 4,381       $ 2,978
                                                          =======       =======

      Approximately 13.87% of the Company's outstanding stock was owned by principal shareholders, directors, and executive officers of the Company at March 31, 2000.

      The aggregate deposits owned by principal shareholders, directors, and executive officers of the Company at March 31, 2000 and December 31, 1999 amounted to approximately 2.21% and 1.97%, respectively, of total deposits.

(14) OTHER BORROWINGS: The following table represents the contractual principal reductions due on the other borrowings of the Company as of March 31, 2000 and December 31, 1999, in thousands. The weighted average contractual rate on the balances of other borrowings outstanding was 6.72% and 6.69% as of March 31, 2000 and December 31, 1999, respectively. All balances shown are comprised of Federal Home Loan Bank advances and debt related to an aircraft leasing transaction as described in Note 18 to the consolidated financial statements.

                                                     MARCH 31,    DECEMBER 31,
                                                       2000          1999
                                                    ----------    ----------
Within one year ................................    $    4,351    $    1,872
One to two years ...............................         3,330         5,590
Two to three years .............................         2,958         1,951
Three to four years ............................         4,945         4,432
Four to five years .............................         4,689         5,069
After five years ...............................         7,298         8,913
                                                    ----------    ----------
      Total ....................................    $   27,571    $   27,827
                                                    ==========    ==========

(15) SHAREHOLDERS' EQUITY: On January 26, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on February 18, 2000 to shareholders of record as of February 4, 2000. In addition, on April 26, 2000 the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on May 19, 2000 to shareholders of record as of May 5, 2000. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank. There are certain limitations on the payment of dividends to the Parent Company

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends. The weighted average number of shares outstanding during the three months ended March 31, 2000 was 2,372,848. The weighted average number of shares outstanding during 1999 was 2,372,792.

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

      Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Subsidiary Banks have satisfied all capital adequacy requirements to which they are subject.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       MARCH 31,
                                                                ------------------------
                                                                   2000          1999
                                                                ----------    ----------
NUMERATOR:
   Net income, as reported .................................    $    2,061    $    1,509
   Effect of dilutive securities ...........................             0             0
                                                                ----------    ----------

   Numerator for diluted earnings per common share .........    $    2,061    $    1,509
                                                                ==========    ==========

DENOMINATOR:
   Denominator for basic earnings per share-- weighted
     average shares ........................................         2,373         2,373
   Effect of dilutive securities:
      Outstanding stock options ............................           112            61
                                                                ----------    ----------
   Denominator for diluted earnings per share-- adjusted
      weighted average shares and assumed option exercises .         2,485         2,434
                                                                ==========    ==========

   Basic earnings per share ................................    $      .87    $      .64

   Diluted earnings per share ..............................    $      .83    $      .62

      As of March 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized each of the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below (dollars in thousands). There are no conditions or events since that notification that management believes have changed the Subsidiary Banks' categories. Presented below are the capital ratios for the Company as of March 31, 2000 and December 31, 1999.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                                                                     FOR CAPITAL
                                                                                       ADEQUACY
                                                 ACTUAL                                PURPOSES
                                        ------------------------     -----------------------------------------------
                                          AMOUNT        RATIO          AMOUNT                   RATIO
                                        ----------    ----------     ----------    ---------------------------------
AS OF MARCH 31, 2000:
   Total Capital
      (to Risk Weighted Assets):
        FVNB Corp. .................    $   58,854         13.12%    $   35,889    is greater than or equal to 8.00%
        First Victoria National Bank        49,095         12.87%        30,514    is greater than or equal to 8.00%
        Citizens Bank of Texas, N.A          9,471         14.08%         5,383    is greater than or equal to 8.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................    $   54,361         12.12%    $   17,944    is greater than or equal to 4.00%
        First Victoria National Bank        45,352         11.89%        15,257    is greater than or equal to 4.00%
        Citizens Bank of Texas, N.A          8,721         12.96%         2,691    is greater than or equal to 4.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .................    $   54,361          8.46%    $   25,690    is greater than or equal to 4.00%
        First Victoria National Bank        45,352          7.95%        22,814    is greater than or equal to 4.00%
        Citizens Bank of Texas, N.A          8,721         11.04%         3,159    is greater than or equal to 4.00%

AS OF DECEMBER 31, 1999:
   Total Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................    $   57,508         13.28%    $   34,634    is greater than or equal to 8.00%
        First Victoria National Bank        48,341         13.05%        29,631    is greater than or equal to 8.00%
        Citizens Bank of Texas, N.A          9,270         14.79%         5,016    is greater than or equal to 8.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................    $   52,935         12.23%    $   17,317    is greater than or equal to 4.00%
        First Victoria National Bank        44,479         12.01%        14,816    is greater than or equal to 4.00%
        Citizens Bank of Texas, N.A          8,559         13.65%         2,508    is greater than or equal to 4.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .................    $   52,935          8.40%    $   25,202    is greater than or equal to 4.00%
        First Victoria National Bank        44,479          7.95%        22,378    is greater than or equal to 4.00%
        Citizens Bank of Texas, N.A          8,559          9.43%         3,630    is greater than or equal to 4.00%

                                                            TO BE WELL
                                                        CAPITALIZED UNDER
                                                        PROMPT CORRECTIVE
                                                        ACTION-PROVISION
                                        ------------------------------------------------
                                          AMOUNT                     RATIO
                                        ----------    ----------------------------------
AS OF MARCH 31, 2000:
   Total Capital
      (to Risk Weighted Assets):
        FVNB Corp. .................    $   44,861    is greater than or equal to 10.00%
        First Victoria National Bank        38,142    is greater than or equal to 10.00%
        Citizens Bank of Texas, N.A          6,729    is greater than or equal to 10.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................    $   26,917    is greater than or equal to 6.00%
        First Victoria National Bank        22,885    is greater than or equal to 6.00%
        Citizens Bank of Texas, N.A          4,037    is greater than or equal to 6.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .................    $   32,112    is greater than or equal to 5.00%
        First Victoria National Bank        28,518    is greater than or equal to 5.00%
        Citizens Bank of Texas, N.A          3,949    is greater than or equal to 5.00%

AS OF DECEMBER 31, 1999:
   Total Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................    $   43,293    is greater than or equal to 10.00%
        First Victoria National Bank        37,039    is greater than or equal to 10.00%
        Citizens Bank of Texas, N.A          6,270    is greater than or equal to 10.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................    $   25,976    is greater than or equal to 6.00%
        First Victoria National Bank        22,224    is greater than or equal to 6.00%
        Citizens Bank of Texas, N.A          3,762    is greater than or equal to 6.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .................    $   31,503    is greater than or equal to 5.00%
        First Victoria National Bank        27,972    is greater than or equal to 5.00%
        Citizens Bank of Texas, N.A          4,537    is greater than or equal to 5.00%


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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      The following table represents the estimated fair values of the Company's financial instruments, in thousands:

                                                                                     MARCH 31, 2000             DECEMBER 31, 1999
                                                                                ------------------------    ------------------------
                                                                                BOOK VALUE    FAIR VALUE    BOOK VALUE    FAIR VALUE
                                                                                ----------    ----------    ----------    ----------
Financial Assets:
           Cash and due from banks .........................................    $   24,715    $   24,715    $   26,993    $   26,993
           Federal funds sold ..............................................        14,115        14,115        38,170        38,170
           Investment securities, available-for-sale .......................       154,705       154,705       158,776       158,776
           Loans and leases, net ...........................................       401,280       391,691       382,834       376,572
           Accrued interest receivable .....................................         6,701         6,701         4,758         4,758
Financial Liabilities:
           Time deposits ...................................................       284,821       284,688       281,334       281,614
           Other deposits ..................................................       259,145       259,145       273,486       273,486
                                                                                ----------    ----------    ----------    ----------
                     Total deposits ........................................       543,966       543,833       544,820       555,100
           Federal funds purchased and securities
                sold under agreements to repurchase ........................         4,450         4,450         3,750         3,750
           Other borrowings ................................................        27,571        25,492        27,827        25,806
           Accrued interest payable ........................................         2,533         2,533         2,377         2,377
Off-Balance Sheet Instruments:
           Commitments to extend credit ....................................             0       129,747             0       132,361

(17) ACQUISITIONS: On April 14, 2000, First Victoria National Bank paid approximately $6,722,000 to acquire Mid-Coast Savings Bank. The Bank acquired net loans of approximately $23,950,000 and deposits of approximately $33,532,000. Upon completion of the transaction, Mid-Coast Savings Bank merged with First Victoria National Bank and its existing branches, located in Edna and Ganado, Texas, began operating as branches of the First Victoria National Bank. Total intangible assets associated with the acquisition were approximately $3,998,000.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      On January 29, 1999, FVNB Corp. paid approximately $17,384,000 to acquire CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. The Parent Company acquired net loans of approximately $55,755,000 and deposits of approximately $82,432,000. Total intangible assets associated with the acquisition were approximately $9,221,000. Citizens Bank of Texas continues to operate as an independent subsidiary of the Parent Company. The existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas have kept the name Citizens Bank of Texas.

(18) OPERATING LEASES: In June 1999, First Victoria Leasing, Inc., a wholly owned subsidiary of First Victoria National Bank, became a participant in an operating lease of an aircraft. As a result, the Company's consolidated balance sheet reflects the aircraft at a book value of approximately $18,298,000 and $18,551,000 at March 31, 2000 and December 31, 1999, respectively. In addition, the Bank recorded related non-recourse debt of approximately $12,487,000 and $12,831,000 as of March 31, 2000 and December 31, 1999, respectively. The debt calls for monthly payments of $190,000 over an original term of approximately seven years with a final balloon payment of approximately $2,285,000 due in April 2006. The average rate on the debt was 7.09%. The following table represents the contractual future rental income related to this transaction that was receivable as of March 31, 2000 and December 31, 1999, in thousands:

                                                     MARCH 31,      DECEMBER 31,
                                                       2000             1999
                                                   ------------     ------------
Within one year ..............................     $      2,280     $      2,280
One to two years .............................            2,280            2,280
Two to three years ...........................            2,280            2,280
Three to four years ..........................            2,280            2,280
Four to five years ...........................            2,280            2,280
After five years .............................            2,280            3,040
                                                   ------------     ------------

Total ........................................     $     13,680     $     14,440
                                                   ============     ============

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis presents the significant changes in the results of operations and financial condition for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes and supplemental data included in this report.

ACQUISITIONS

      On April 14, 2000, First Victoria National Bank paid approximately $6,722,000 to acquire Mid-Coast Savings Bank. The Bank acquired net loans of approximately $23,950,000 and deposits of approximately $33,532,000. Upon completion of the transaction, Mid-Coast Savings Bank merged with First Victoria National Bank and its existing branches, located in Edna and Ganado, Texas, began operating as branches of First Victoria National Bank. Total intangible assets associated with the acquisition were approximately $3,998,000.

      On January 29, 1999, FVNB Corp. paid approximately $17,384,000 to acquire CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. The Parent Company acquired net loans of approximately $55,755,000 and deposits of approximately $82,432,000. Total intangible assets associated with the acquisition were approximately $9,221,000. Citizens Bank of Texas continues to operate as an independent subsidiary of the Parent Company. The existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas have kept the name Citizens Bank of Texas.

RESULTS OF OPERATIONS

      For the three months ended March 31, 2000, the Company recorded net income of approximately $2,061,000, or $.87 basic earnings per share, compared to approximately $1,509,000, or $.64 basic earnings per share, for the same period in 1999. The return on average assets of 1.28% and return on average equity of 13.74% for the first three months of 2000 compare to amounts of .96% and 10.74%, respectively, for the same period in 1999.

NET INTEREST INCOME

      Net interest income, for the three months ended March 31, 2000, amounted to approximately $6,390,000 compared to $5,662,000 for the same period in 1999. This represents an increase of approximately $728,000, or 12.86% due primarily to an overall increase in the yields on earning assets as well as a shift in the mix of earning assets from investment securities into higher yielding loans. Average earning assets increased approximately $2,153,000, or .37%, from $583,075,000 at March 31, 1999, to $585,228,000 at March 31, 2000. The
corresponding yields on these assets increased approximately 82 basis points from 7.21% to 8.03% over the same period. Average interest bearing liabilities decreased approximately $3,710,000 or .78%, from $478,217,000 at March 31, 1999 to $474,507,000 at March 31, 2000. The corresponding cost of funds increased over the same period approximately 30 basis points from 3.99% to 4.29%.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the three months ended March 31, 2000, there have been no material changes in the Company's market risk.

NON-INTEREST INCOME

      Total non-interest income for the three months ended March 31, 2000, was approximately $2,433,000 compared to $1,782,000 for the same period in 1999. This represents an increase of approximately $651,000, or 36.53%. During the three months ended March 31, 2000, the Company sold no investment securities. In addition, there were no called bonds during the period ended March 31, 2000. During the three months ended March 31, 1999, the Company sold various fixed rate securities resulting in a net gain of approximately $9,000. These transactions are discussed in further detail in Note 4 to the consolidated financial statements. Trust service fees decreased approximately $81,000, or 15.11% from 1999 to 2000 due primarily to the recognition and timing of various annual fee assessments recorded in the first quarter of 1999. Service charges and fees on deposit accounts increased approximately $105,000, or 11.03%, due to an increase in the volume of insufficient funds charges as well as additional fee income recorded by the Company as a result of the acquisition of Citizens Bank of Texas and Citizens Mortgage Company in 1999. Other non-interest income increased approximately $638,000, or 225.44%. This increase was due to growth in commission fee income as well as the addition of rental income related to the operating lease of an aircraft discussed in detail in Note 18 to the consolidated financial statements. Gains or losses recorded by the Company related to the sale of assets were not material during the three months ended March 31, 2000 or 1999.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NON-INTEREST EXPENSE

      Total non-interest expense for the three months ended March 31, 2000, was approximately $5,554,000 compared to $5,088,000 for the same period in 1999. This represents an increase of approximately $466,000, or 9.16%. Salaries and wages increased approximately $192,000, or 8.16%, from 1999 to 2000 due primarily to the acquisition of Citizens Bank of Texas and Citizens Mortgage Company as well as normal ongoing merit increases. Employee benefits decreased approximately $85,000, or 18.28%, due primarily to lower costs associated with group medical insurance and pension plans recorded during the first three months of 2000 by First Victoria National Bank. Furniture and equipment expense increased approximately $255,000, or 108.97% due primarily to additional depreciation expense recognized on the aircraft recorded on the Company's books as a result of the operating lease transaction discussed in Note 18 to the consolidated financial statements. Professional fees decreased approximately $80,000, or 27.78% from 1999 to 2000 due primarily to the write-off of organizational costs by the Company in January 1999 related to legal services performed during the formation of the Parent Company as required by AICPA Statement of Position 98-5. Additional professional fees were also recognized in 1999 as a result of the acquisition of Citizens Bank of Texas. Amortization of goodwill and intangibles increased approximately $58,000, or 42.96%, from 1999 to 2000 due directly to the amortization of goodwill recognized as a result of the acquisition of Citizens Bank of Texas. Other components of non-interest expense include net occupancy expense, communication and supplies expense, marketing and advertising and FDIC insurance premiums. Each of these categories changed only nominally from 1999 to 2000 as the result of normal operations and growth of the Company.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses is maintained at a level considered appropriate by management and is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. In evaluating the adequacy of the allowance, management incorporates such factors as local and national economic trends, volume of past due and seriously delinquent loans, non-performing loans, loan concentrations, and other similar factors. These considerations are not limited to previous collection experience but also include estimates of the effect of changing business trends and other environmental conditions. The determination of the adequacy of the allowance for loan and lease losses can be made only on a judgmental basis. Management of the Company believes that the allowance for loan and lease losses at March 31, 2000 and December 31, 1999 was adequate to cover expected losses based on economic circumstances known or anticipated at that time. As conditions are continually changing, it is necessary for management to review the loan and lease portfolio and market conditions and make appropriate adjustments to the allowance. Any necessary changes to the allowance resulting from revised loss estimates will be reflected in future earnings.

      The allowance for loan and lease losses was approximately $4,493,000 or 1.11%, of total loans and leases at March 31, 2000, compared to $4,573,000, or 1.18%, of total loans and leases at December 31, 1999. Net loans charged-off were approximately $130,000 compared to net loans recovered of approximately $18,000 for the three months ended March 31, 2000 and 1999, respectively.

      The Company accounts for impaired loans and leases in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure". These standards address the accounting by creditors for the impairment of certain loans and leases as well as the accounting for troubled debt restructurings. A loan and lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. The standards allow impaired loans that fall within the scope of SFAS No. 114, as amended by SFAS No. 118, to be measured based on the present value of expected

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

future cash flows for each loan or lease discounted at the effective interest rate or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans and leases on the Company's books (including non-accrual and restructured loans) amounted to approximately $1,652,000 and $1,709,000 as of March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000 and December 31, 1999, approximately $551,000 and $471,000, respectively, of the allowance for loan and lease losses was allocated specifically to these loans.

      Following is an analysis of the allowance for loan and lease losses for the three months ended March 31, (in thousands):
                                                             2000        1999
                                                           -------      -------
Balance at beginning of period ........................    $ 4,573      $ 3,308
Addition to reserve related to bank acquisition .......          0          600
Provision charged to operating expense ................         50            5
Loans and leases charged off:
      Commercial and financial ........................        (59)          (2)
      Real estate .....................................          0            0
      Agriculture .....................................        (82)           0
      Consumer ........................................        (75)         (73)
                                                           -------      -------
            Total charged off .........................       (216)         (75)
                                                           -------      -------
Recoveries of loans and leases previously charged off:
      Commercial and financial ........................         34           50
      Real estate .....................................         11            6
      Agriculture .....................................          4            0
      Consumer ........................................         37           37
                                                           -------      -------
            Total recoveries ..........................         86           93
                                                           -------      -------
Net loans and leases (charged off) recovered ..........       (130)          18
                                                           -------      -------
Balance at end of period ..............................    $ 4,493      $ 3,931
                                                           =======      =======

Allowance for loan and lease losses as a percentage
  of total loans and leases ...........................       1.11%        1.11%
Net (charge-offs) recoveries as a percentage of average
  loans and leases outstanding ........................        .03%         .01%

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NON-PERFORMING ASSETS
                                                                  MARCH 31,
                                                              -----------------
Past due 90 days or more and still accruing:                   2000       1999
                                                              ------     ------
      Commercial and financial .............................  $  757     $  213
      Real estate ..........................................     144        879
      Agriculture ..........................................     114         18
      Consumer .............................................      48         48
                                                              ------     ------
        Total past due 90 days or more .....................  $1,063     $1,158
                                                              ======     ======
Non-accrual:
      Commercial and financial .............................  $  436     $  353
      Real estate ..........................................     883        867
      Agriculture ..........................................     297        932
      Consumer .............................................       4        114
                                                              ------     ------
        Total non-accrual ..................................   1,620      2,266
                                                              ------     ------
Restructured Loans:
      Commercial and financial .............................       0          0
      Real estate ..........................................      32          0
      Agriculture ..........................................       0        514
      Consumer .............................................       0          0
                                                              ------     ------
        Total restructured loans ...........................      32        514
Real estate and other collateral acquired through foreclosure     57        391
                                                              ------     ------
      Total non-performing assets ..........................  $1,709     $3,171
                                                              ======     ======
Non-performing assets as a percentage of
  loans and leases and other non-performing assets .........     .42%       .90%

      Foreclosed assets are carried in other assets at the lower of the loan balance or estimated fair value less estimated selling costs and totaled approximately $57,000 and $297,000 at March 31, 2000 and December 31, 1999, respectively. The Company recorded no gains or losses on sales of foreclosed assets during the three months ended March 31, 2000 and net gains of approximately $2,000 during the three months ended March 31, 1999.

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

      Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future ("liquid assets"). These include federal funds sold, time deposits in banks, investment securities and loans which are nearing maturity. At March 31, 2000, the Company's liquidity ratio defined as liquid assets as a percentage of deposits was 27.01%. Liability liquidity is provided by access to funding sources, principally core depositors and correspondent banks which maintain accounts with and sell federal funds to the Subsidiary Banks.

CAPITAL

      On January 26, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on February 18, 2000 to shareholders of record as of February 4, 2000. In addition, on April 26, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on May 19, 2000 to shareholders of record as of May 5, 2000. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank, and there are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends.

      The federal banking agencies have issued comprehensive guidelines implementing risk-based capital requirements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy and encourage the holding of liquid, low-risk assets. Under these guidelines, at March 31, 2000 and December 31, 1999, the Company was required to maintain a minimum ratio of total capital-to-risk-weighted assets of 8.00% of which at least 4.00% must be in the form of Tier I capital. Tier I capital is comprised of the Company's common stock, surplus and retained earnings exclusive of goodwill. As of March 31, 2000 the Company had recorded goodwill of approximately $10,526,000 related to branch and bank acquisitions. At March 31, 2000 and December 31, 1999, the percent of total capital-to-risk-weighted assets was 13.12% and 13.28%, respectively, and currently exceeds the regulatory requirements. The Company's Tier I capital ratio as of March 31, 2000 and December 31, 1999 was 12.12% and 12.23%, respectively, and well in excess of the required ratios.

      Tier I leverage ratio is defined as the Company's Tier I capital divided by its adjusted average total assets (net of allowance for loan losses). The minimum leverage ratio is 3.00% for banking organizations carrying the highest regulatory rating. Other institutions are expected to maintain a leverage ratio of at least 4.00% to 5.00% depending upon their particular condition. At March 31, 2000 and December 31, 1999, the Company's Tier I leverage ratio was 8.46% and 8.40%, respectively, which exceeds the regulatory minimum.

THE YEAR 2000 ISSUE

      The Year 2000 issue involved certain assumptions that were incorporated into the design of many existing computer programs. To conserve expensive computer storage space, many older computer programs determine dates using only two digits to identify the year. In some systems, the assumption that 1900 is the century causes these programs to treat "00" as 1900 rather than 2000. This assumption could cause computer programs and hardware to fail entirely or create erroneous or meaningless results. The Company relies heavily on software applications that could be affected by Year 2000 issues.

      Achieving Year 2000 compliance was one of the Company's highest priorities. Senior management and the Board of Directors were actively involved in overseeing Year 2000 compliance efforts to ensure that the Company adequately handled all required aspects of the century date change, including application systems, system interfaces, operations and facilities. To that end, the Board adopted a Year 2000 Project Plan which was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's ("FFIEC") interagency statement "Year 2000 Project Management Awareness". The Year 2000 Project Plan consisted of five phases: awareness, assessment, renovation, validation and implementation. The program produced the appropriate level of preparedness, consistent with the guidelines issued by federal banking regulators.

      As of the date of this filing, the Company has not experienced any Year 2000 problems that have affected its operations, the realization of financial assets, or its results of operations. The Company will continue to monitor its operations to ensure that there are no undetected Year 2000 problems that could have a material adverse effect on the Company or its operations. The Company believes that there is no remaining significant risk or exposure to the Company as a result of the Year 2000 issue.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND INTEREST RATES  (1)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------------------------------------------
                                                                    2000                                      1999
                                                   ---------------------------------------     -----------------------------------
                                                      (5)         INTEREST                        (5)       INTEREST
                                                    AVERAGE        INCOME/        YIELD/        AVERAGE      INCOME/      YIELD/
                                                    BALANCE        EXPENSE         COST         BALANCE      EXPENSE       COST
                                                   ---------      ---------      ---------     ---------    ---------    ---------
ASSETS
Earning assets:
      Due from banks ............................. $       0      $       0           0.00%    $      18    $       1        22.22%
      Federal funds sold .........................    26,604            371           5.52        30,361          313         4.12
      Investment securities, available-for-sale:
           Taxable ...............................   161,352          2,347           5.82       199,034        2,849         5.73
           Tax-exempt (2) ........................     1,204             21           7.05         1,820           30         6.59
      Loans and leases (3) .......................   396,068          8,939           9.08       351,842        7,177         8.27
                                                   ---------      ---------      ---------     ---------    ---------    ---------
                Total earning assets .............   585,228         11,678           8.03       583,075       10,370         7.21
                                                   ---------      ---------      ---------     ---------    ---------    ---------
Less allowance for loan and lease losses .........    (4,550)                                      (3,931)
Non-earning assets ...............................    72,183                                       53,493
                                                   ---------                                    ---------
                     TOTAL ASSETS ................ $ 652,861                                    $ 632,637
                                                   =========                                    =========

LIABILITIES Interest bearing liabilities:
      Deposits:
           Savings, IOC, & MMA accounts .......... $ 177,320          1,189           2.70     $ 185,462        1,009         2.21
           Time deposits .........................   278,000          3,568           5.16       251,686        3,130         5.04
                                                   ---------      ---------      ---------     ---------    ---------    ---------
                Total interest bearing deposits ..   455,320          4,757           4.20       437,148        4,139         3.84
      Federal funds purchased and securities sold
           under agreements to repurchase ........     4,265             59           5.47        23,017          277         4.81
      Other borrowings (4) .......................    14,922            240           6.36        18,052          283         6.27
                                                   ---------      ---------      ---------     ---------    ---------    ---------
                Total interest bearing liabilities   474,507          5,056           4.29       478,217        4,699         3.99
                                                   ---------      ---------      ---------     ---------    ---------    ---------
Non-interest bearing liabilities:
      Demand deposits ............................    91,109                                      89,162
      Other liabilities ..........................    22,626                                       8,514
                                                   ---------                                   ---------
                Total non-interest bearing
                  liabilities ....................   113,735                                      97,676
Shareholders' Equity .............................    64,619                                      56,744
                                                   ---------                                   ---------
                TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY ........... $ 652,861                                   $ 632,637
                                                   =========                                   =========
Net Interest Income ..............................              $   6,622                                   $   5,671
                                                                =========                                   =========
Interest Differential ............................                                   3.74%                                    3.22%
                                                                                =========                                =========
Net Interest Margin ..............................                                   4.55%                                    3.94%
                                                                                =========                                =========

------------------------

(1) DOLLARS IN THOUSANDS; INCOME AND RATES ON TAXABLE-EQUIVALENT BASIS; COMPUTED ON A DAILY YEAR-TO-DATE BASIS.
(2)     INCLUDES TAXABLE-EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)     INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)     EXCLUDES BORROWINGS RELATED TO AIRCRAFT DEBT FOR PRESENTATION PURPOSES.
(5)     ALL AMOUNTS SHOWN AT AMORTIZED COST.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the three months ended March 31, 2000, there have been no material changes in the Company's market risk.

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   A description of legal proceedings is presented in Part I of this March 31, 2000 Form 10-Q in Note 10 to the financial statements (page 12).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) On January 20, 2000 the Company filed a Form 8-K dated January 20, 2000. The form reported that the Board of Directors of FVNB Corp. announced that David M. Gaddis, who currently serves as President and Chief Executive Officer of both First Victoria National Bank and FVNB Corp., will assume full-time responsibilities as President and Chief Executive Officer of FVNB Corp.

      On January 28, 2000, the Company filed a From 8-K dated January 27, 2000. The purpose of the form was to announce that on January 26, 2000, the Board of Directors of FVNB Corp. declared a cash dividend of $.35 per share payable on February 18, 2000 to shareholders of record as of February 4, 2000. The form also reported unaudited financial information related to the fourth quarter of 1999.

      On February 1, 2000, the Company filed a Form 8-K dated February 1, 2000. The purpose of the form was to announce FVNB Corp.'s earnings for 1999 and provide a consolidated financial summary for 1999 and unaudited financial information related to the fourth quarter of 1999.

      On February 2, 2000, the Company filed a Form 8-K dated February 1, 2000. The purpose of the form was to announce that the Board of Directors of FVNB Corp. had approved a definitive agreement to acquire Mid-Coast Savings Bank, SSB. The definitive agreement was entered into on January 27, 2000, and was subject to regulatory approval and approval by the shareholders of Mid-Coast Savings. Upon completion of the transaction, the acquired bank merged with First Victoria National Bank, a subsidiary bank of FVNB Corp., and the two Mid-Coast Savings locations in Edna and Ganado, Texas began operating as branches of First Victoria National Bank.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      On April 21, 2000, the Company filed a Form 8-K dated April 21, 2000. The form reported that the Board of Directors of First Victoria National Bank announced that M. Russell Marshall, who currently serves as Executive Vice President and Senior Trust Officer of First Victoria National Bank, will assume full-time responsibilities as President and Chief Executive Officer of First Victoria National Bank effective May 15, 2000. David M. Gaddis, who currently serves as President and Chief Executive Officer of both First Victoria National Bank and FVNB Corp., will assume full-time responsibilities as President and Chief Executive Officer of FVNB Corp.

      On April 28, 2000, the Company filed a Form 8-K dated April 27, 2000. The purpose of the form was to announce that on April 26, 2000, the Board of Directors of FVNB Corp. declared a cash dividend of $.35 per share payable on May 19, 2000 to shareholders of record as of May 5, 2000. The form also reported unaudited financial information related to the first quarter of 2000.


   b) The following exhibits are filed as part of this report:

      2 Agreement and Plan of Reorganization by and between First Victoria National Bank, FVNB Corp. and Mid-Coast Savings Bank, SSB.

     27  Financial Data Schedule

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FVNB CORP.


   MAY 10, 2000                By: /s/ DAVID M. GADDIS
------------------                 ----------------------
      Date                         David M. Gaddis
                                   President and Chief Executive Officer


   MAY 10, 2000                By: /s/ C. DEE HARKEY
------------------                 -----------------------
      Date                         C. Dee Harkey
                                   Secretary,
                                   Principal Accounting and Financial Officer