Form 10-Q
period 2000-06-30
FVNB CORP
filed 2000-08-11
CIK 1057437

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________
                        COMMISSION FILE NUMBER __________

                                ----------------

                                   FVNB CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      TEXAS
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   74-2871063
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                          101 S. MAIN STREET, SUITE 508
                              VICTORIA, TEXAS 77901
          (Address of principal executive offices, including Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. FVNB Corp. has 2,372,892 shares of common stock, $.01 par value, outstanding as of August 10, 2000.

--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

FVNB CORP. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    JUNE 30,         DECEMBER 31,
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
ASSETS
      Cash and due from banks--Note 3 ........................................................   $        25,732    $        26,993
      Federal funds sold .....................................................................             2,610             38,170
      Investment securities--Note 4
           Available-for-sale ................................................................           153,665            158,776
      Loans and leases receivable (net of allowance for loan and lease losses
           of $4,604 and $4,573 in 2000 and 1999, respectively) -- Note 5 ....................           437,242            382,834
      Premises and equipment, net--Note 6 ....................................................            30,729             30,693
      Accrued interest receivable ............................................................             6,876              4,758
      Goodwill and intangibles--Note 17 ......................................................            14,543             10,719
      Other assets--Note 5 ...................................................................             1,638              2,241
                                                                                                 ---------------    ---------------

           TOTAL ASSETS ......................................................................   $       673,035    $       655,184
                                                                                                 ===============    ===============

LIABILITIES
Deposits:
      Demand .................................................................................   $        98,494    $        90,857
      Savings, IOC, and money market accounts ................................................           166,480            182,629
      Time--Note 7 ...........................................................................           297,623            281,334
                                                                                                 ---------------    ---------------

           TOTAL DEPOSITS ....................................................................           562,597            554,820
                                                                                                 ---------------    ---------------
      Federal funds purchased and securities sold
           under agreements to repurchase ....................................................            11,900              3,750
      Other borrowings--Note 14 ..............................................................            28,040             27,827
      Other liabilities--Note 8 ..............................................................             8,393              8,478
                                                                                                 ---------------    ---------------

           TOTAL LIABILITIES .................................................................           610,930            594,875
                                                                                                 ---------------    ---------------

      Commitments and Contingent Liabilities--Notes 9 and 10

SHAREHOLDERS' EQUITY--NOTE 15

      Common stock ($.01 par value; 20,000,000 shares authorized;
           2,372,892 shares issued and outstanding) ..........................................                24                 24
      Surplus ................................................................................            15,686             15,682
      Retained earnings ......................................................................            50,462             47,946
      Accumulated other comprehensive income -- net unrealized losses on investment
        securities, net of tax ...............................................................            (4,067)            (3,343)
                                                                                                 ---------------    ---------------

           TOTAL SHAREHOLDERS' EQUITY ........................................................            62,105             60,309
                                                                                                 ---------------    ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................................   $       673,035    $       655,184
                                                                                                 ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                    JUNE 30,                   JUNE 30,
                                                                             -----------------------    -----------------------
                                                                                2000        1999           2000         1999
                                                                             ----------   ----------    ----------   ----------
INTEREST INCOME:
      Loans and lease receivable, including fees .........................   $   10,126   $    8,975    $   19,065   $   16,154
      Investment securities:
           Taxable .......................................................        2,287        2,559         4,597        5,380
           Tax-exempt ....................................................           11           17            25           37
           Dividends .....................................................           76           30           113           58
      Federal Funds sold .................................................          281          387           652          700
      Other ..............................................................           10            0            10            1
                                                                             ----------   ----------    ----------   ----------

           TOTAL INTEREST INCOME .........................................       12,791       11,968        24,462       22,330
                                                                             ----------   ----------    ----------   ----------

INTEREST EXPENSE:
      Deposits--Note 7 ...................................................        5,115        4,076         9,872        8,215
      Federal funds purchased and securities sold
           under agreements to repurchase ................................          127          455           186          732
      Other borrowings ...................................................          471          249           936          532
                                                                             ----------   ----------    ----------   ----------

           TOTAL INTEREST EXPENSE ........................................        5,713        4,780        10,994        9,479
                                                                             ----------   ----------    ----------   ----------

           NET INTEREST INCOME ...........................................        7,078        7,188        13,468       12,851
      Provision (credit) for loan and lease losses--Note 5 ...............           60         (150)          110         (145)
                                                                             ----------   ----------    ----------   ----------
                NET INTEREST INCOME AFTER
                PROVISION FOR LOAN AND LEASE LOSSES ......................        7,018        7,338        13,358       12,996
                                                                             ----------   ----------    ----------   ----------

NON-INTEREST INCOME:
      Net realized gains on sales of investment securities ...............            0            4             0           13
      Trust service fees .................................................          492          341           947          877
      Service charges and fees on deposit accounts .......................        1,161        1,010         2,218        1,962
      Gain (loss) on sale of assets--Note 5 ..............................           18           (2)           18            0
      Other ..............................................................          978          359         1,899          642
                                                                             ----------   ----------    ----------   ----------

           TOTAL NON-INTEREST INCOME .....................................        2,649        1,712         5,082        3,494
                                                                             ----------   ----------    ----------   ----------

NON-INTEREST EXPENSE:
      Salaries and wages--Note 11 ........................................        2,865        2,476         5,411        4,830
      Employee benefits--Note 11 .........................................          395          427           775          892
      Net occupancy expense ..............................................          376          347           716          653
      Furniture and equipment ............................................          528          267         1,017          501
      Communication and supplies .........................................          398          326           774          654
      Data processing ....................................................          322          299           632          593
      Marketing and advertising ..........................................          176          189           363          349
      Professional fees ..................................................          238          220           446          508
      FDIC insurance assessment ..........................................           31            8            58           29
      Amortization of goodwill and intangibles ...........................          240           62           433          322
      Other ..............................................................          755          773         1,253        1,151
                                                                             ----------   ----------    ----------   ----------

           TOTAL NON-INTEREST EXPENSE ....................................        6,324        5,394        11,878       10,482
                                                                             ----------   ----------    ----------   ----------

           INCOME BEFORE INCOME TAXES ....................................        3,343        3,656         6,562        6,008
Income Tax Expense--Note 8 ...............................................        1,228        1,351         2,386        2,193
                                                                             ----------   ----------    ----------   ----------

           NET INCOME.....................................................   $    2,115   $    2,305    $    4,176   $    3,815
                                                                             ==========   ==========    ==========   ==========

Basic earnings per share--Note 15 ........................................   $      .89   $      .97    $     1.76   $     1.61
                                                                             ==========   ==========    ==========   ==========

Diluted earnings per share--Note 15 ......................................   $      .89   $      .97    $     1.76   $     1.61
                                                                             ==========   ==========    ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                             JUNE 30,                 JUNE 30,
                                                                                        -------------------    --------------------
                                                                                          2000       1999        2000        1999
                                                                                        --------   --------    --------    --------
Net income ..........................................................................   $  2,115   $  2,305    $  4,176    $  3,815
Other comprehensive income, net of tax
      Unrealized holding (losses) gains arising during the period ...................        228     (1,510)       (724)     (2,667)
      Realized gains reflected in net income ........................................          0         (3)          0          (9)
                                                                                        --------   --------    --------    --------

           COMPREHENSIVE INCOME .....................................................   $  2,343   $    792    $  3,452    $  1,139
                                                                                        ========   ========    ========    ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                             SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                       ----------------------------
                                                                                                           2000            1999
                                                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income .........................................................................................   $      4,176    $      3,815
Adjustments to reconcile net income to net cash
      provided by operating activities--
           Net gain on sale of investment securities ...............................................              0             (13)
           Provision (credit) for loan and lease and other real estate losses ......................            110            (145)
           Depreciation ............................................................................          1,177             667
           Amortization of goodwill and intangibles ................................................            433             322
           Premium amortization and discount accretion, net ........................................             47             105
           Pension expense .........................................................................            124             182
           Net gain on sale of assets ..............................................................            (18)              0
           Increase in accrued interest receivable .................................................         (1,924)           (407)
           Net change in other assets and other liabilities ........................................            227            (781)
                                                                                                       ------------    ------------

                NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................          4,352           3,745
                                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by acquisition of subsidiaries ...................................................          5,548           7,098
Proceeds from sales of investment securities, available-for-sale ...................................              0          19,583
Proceeds from maturities of investment securities, available-for-sale ..............................          4,502          23,691
Purchase of investment securities, available-for-sale ..............................................           (100)           (165)
Net increase in loans to customers .................................................................        (31,416)        (17,227)
Additions to premises and equipment ................................................................           (929)        (19,536)
Proceeds from sale of assets .......................................................................          1,211             227
                                                                                                       ------------    ------------

                NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ................................        (21,184)         13,671
                                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net decrease in demand, IOC,
      savings and money market accounts ............................................................        (19,544)        (20,193)
Net decrease in time deposits ......................................................................         (6,210)        (17,390)
Net increase in federal funds purchased and
      securities sold under agreements to repurchase ...............................................          8,150           4,525
Net increase (decrease) in other borrowed funds ....................................................           (729)          9,895
Net increase in capital stock ......................................................................              4               0
Dividends paid .....................................................................................         (1,660)         (1,660)
                                                                                                       ------------    ------------

           NET CASH USED IN FINANCING ACTIVITIES ...................................................        (19,989)        (24,823)
                                                                                                       ------------    ------------

           NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................................        (36,821)         (7,407)

Cash and cash equivalents beginning of period ......................................................         65,163          34,304
                                                                                                       ------------    ------------

           CASH AND CASH EQUIVALENTS END OF PERIOD .................................................   $     28,342    $     26,897
                                                                                                       ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      BASIS OF PRESENTATION -- The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. The balance sheet at December 31,1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to make prior periods comparable.

      PRINCIPLES OF CONSOLIDATION -- In September 1998, FVNB Corp. was organized as a bank holding company for First Victoria National Bank. As a result of the reorganization, shareholders of First Victoria National Bank became shareholders of FVNB Corp. In addition, the par value of common stock outstanding changed from $2.50 per share to $.01 per share. Total authorized shares outstanding also changed from 5,000,000 to 20,000,000. These changes are reflected retroactively for each period shown in the consolidated financial statements. No revaluation of the assets and liabilities was made as a result of this reorganization. Subsequently, in May 2000, the Company made the election to become a financial holding company. The election was effective as of May 31, 2000 and had no impact on the Company's financial condition or results of operations. In January 1999, the Company completed the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. Citizens Bank of Texas continues to operate as an independent subsidiary of the Parent Company. Existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas retained the name Citizens Bank of Texas, N.A. The acquisition, which was accounted for using the purchase method of accounting, is discussed further in Note 17 to the consolidated financial statements.

      The consolidated financial statements of the Company include the accounts of First Victoria National Bank and Citizens Bank of Texas, N.A. (collectively the Subsidiary Banks) and their respective wholly owned subsidiaries as well as Citizens Mortgage Company. The wholly owned subsidiaries of First Victoria National Bank include PMV, Inc., which was established for the purpose of acquiring, managing and liquidating assets acquired in satisfaction of debts previously contracted; First Victoria Community Development Corporation, which was established for the purpose of acquiring, developing, rehabilitating, managing, renting and selling housing units primarily to benefit low and moderate income residents of the local area and to promote and invest in such community development projects; and First Victoria Leasing, Inc., which was established for the purpose of transacting and accounting for leasing activities of the Bank. As of June 30, 2000, both PMV, Inc. and First Victoria Community Development Corporation were inactive. Citizens Bank of Texas, N.A. has one wholly owned operating subsidiary, Citizens Insurance Agency of Texas, Inc.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years ending after June 15, 1999. The Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Subsequently, in June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" was issued. This Statement defers the effective date of FASB Statement No. 133 for one year making it effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management of the Company has not yet assessed the impact of the Statement on its consolidated financial statements or results of operations.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      The Company accounts for leases in accordance with SFAS No. 13 "Accounting for Leases". This standard addresses the accounting and reporting for leases by lessees and lessors. In the case of a leveraged lease, the lessor records the investment in the lease as the gross rental receivable (net of principal and interest on non-recourse debt) and the estimated residual value net of unearned and deferred income. The investment less deferred taxes is used for computing income earned. Income is recognized based on the cash flow over the lease term and the rate of return on the positive net investment. In the case of an operating lease, the lessor records the leased property at cost in premises and equipment on the consolidated balance sheet. The property is depreciated using the lessor's normal depreciation policy over the useful life of the asset. Rental income is recorded over the lease term, as it becomes receivable according to the provision of the lease agreement.

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

      RECOGNITION OF LOAN ORIGINATION FEES AND COSTS -- Loan origination and commitment fees and certain direct loan origination costs are analyzed on a quarterly basis in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." This standard requires the deferral of such material commitment fees and direct costs at origination with the net amount amortized as an adjustment of the related loan's yield over the contractual life of the related loan.

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

      COMPREHENSIVE INCOME -- Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on the Company's investment portfolio be included in other comprehensive income.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      STOCK BASED COMPENSATION -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (Statement 123).

      SEGMENTS DISCLOSURE -- Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public business enterprises report certain information about its operating segments in order to provide information about the different types of business activities in which an enterprise engages. Management of the Company believes that the Company operates in only one segment, and therefore, the disclosures required by SFAS No. 131 are not applicable.

(2) STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the six months ended June 30, 2000 and 1999 was approximately $11,356,000 and $10,140,000, respectively. Cash paid for federal income taxes was approximately $989,000 and $850,000 during the six months ended June 30, 2000 and 1999, respectively. Non-cash transactions representing the transfer of non-performing loans to other real estate owned and foreclosed assets totaled approximately $848,000 and $452,000 for the six months ended June 30, 2000 and 1999, respectively.

(3) CASH AND DUE FROM BANKS: Cash and due from banks of approximately $10,318,000 and $26,993,000 at June 30, 2000 and December 31, 1999,
respectively, were maintained to satisfy regulatory reserve requirements.

(4) INVESTMENT SECURITIES: As of June 30, 2000, the Company's entire investment portfolio was classified as available-for-sale and this classification resulted in an unrealized loss of approximately $6,162,000. This was reflected as a decrease to available-for-sale securities of approximately $6,162,000 and a corresponding decrease to shareholders' equity and a deferred tax asset of approximately $4,067,000 and $2,095,000, respectively. As of December 31, 1999, the classification resulted in an unrealized loss of approximately $5,065,000. This was reflected as a decrease to available-for-sale securities of approximately $5,065,000 and a corresponding decrease to shareholders' equity and a deferred tax asset of approximately $3,343,000 and $1,722,000, respectively.

      During the six months ended June 30, 2000, the Company sold no investment securities. In addition, there were no called bonds during the period ended June 30, 2000. During the six months ended June 30, 1999, the Company sold various fixed rate securities with a total book value of approximately $19,574,000 resulting in a net gain of approximately $9,000. These securities were sold primarily for liquidity purposes and to improve the overall yield of the investment portfolio as well as the company's potential tax position. In addition, there were several called bonds during the same period with a total book value of approximately $12,000,000 resulting in a net gain of approximately $4,000.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      A comparison of investment securities at book and market values, as determined by an independent broker, is as follows (in thousands):

                                                                                                  JUNE 30, 2000
                                                                                --------------------------------------------------
                                                                                AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                                                                  COST         GAINS        LOSSES        VALUE
                                                                                ----------   ----------   ----------    ----------
Available-for-sale:
      U.S. Treasuries........................................................   $      198   $        0   $       (1)   $      197
      U.S. Government Agencies ..............................................      110,357            0       (4,474)      105,883
      Mortgaged-backed securities and collateralized
           mortgage obligations .............................................       44,993            1       (1,688)       43,306
      State and political subdivisions ......................................          917            3           (3)          917
      Other .................................................................        3,362            0            0         3,362
                                                                                ----------   ----------   ----------    ----------
                Total........................................................   $  159,827   $        4   $   (6,166)   $  153,665
                                                                                ==========   ==========   ==========    ==========

                                                                                                 DECEMBER 31, 1999
                                                                                --------------------------------------------------
                                                                                AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                                                                  COST         GAINS        LOSSES        VALUE
                                                                                ----------   ----------   ----------    ----------
Available-for-sale:
      U.S. Treasuries........................................................   $      193   $        0   $       (2)   $      191
      U.S. Government Agencies ..............................................      111,253            0       (3,720)      107,533
      Mortgaged-backed securities and collateralized
           mortgage obligations .............................................       48,168            1       (1,335)       46,834
      State and political subdivisions ......................................        1,290            1          (10)        1,281
      Other .................................................................        2,937            0            0         2,937
                                                                                ----------   ----------   ----------    ----------
                Total........................................................   $  163,841   $        2   $   (5,067)   $  158,776
                                                                                ==========   ==========   ==========    ==========

      The amortized cost and estimated market value of investment securities at June 30, 2000 and December 31, 1999, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              JUNE 30, 2000                 DECEMBER 31, 1999
                                                                     -----------------------------     -----------------------------
                                                                       AMORTIZED         MARKET         AMORTIZED         MARKET
                                                                         COST            VALUE            COST             VALUE
                                                                     ------------     ------------     ------------     ------------
Due in one year or less ........................................     $        859     $        859     $      1,883     $      1,877
Due after one year through five years ..........................           93,280           89,674           83,892           81,258
Due after five years through ten years .........................           20,000           19,080           30,000           28,889
Due after ten years ............................................           45,688           44,052           48,066           46,752
                                                                     ------------     ------------     ------------     ------------
     Total .....................................................     $    159,827     $    153,665     $    163,841     $    158,776
                                                                     ============     ============     ============     ============

      Securities with a par value of approximately $86,761,000 and $138,790,000 at June 30, 2000 and December 31, 1999, respectively, were pledged to secure public and trust deposits as required or permitted by law.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                      JUNE 30,    DECEMBER 31,
                                                        2000          1999
                                                     ----------    ----------
Commercial and financial .........................   $   97,168    $   88,660
Mortgage real estate .............................      192,978       157,693
Construction real estate .........................       15,731        12,887
Agriculture ......................................       78,157        74,715
Consumer .........................................       57,873        53,574
                                                     ----------    ----------
           Total loans and leases ................      441,907       387,529
                                                     ----------    ----------
Less --
      Unearned income ............................          (61)         (122)
      Allowance for loan and lease losses ........       (4,604)       (4,573)
                                                     ----------    ----------

           Net loans and leases ..................   $  437,242    $  382,834
                                                     ==========    ==========

      As of June 30, 2000 and December 31, 1999, First Victoria Leasing, Inc. a wholly owned subsidiary of First Victoria National Bank was an equity participant in the leveraged lease of an aircraft. As First Victoria National Bank has no general liability for the non-recourse debt attributable to the acquisition of such asset, the debt has been offset against the related rentals receivable. The net investment in leveraged lease consists of the following (in thousands):

                                                       JUNE 30,    DECEMBER 31,
                                                         2000          1999
                                                      ----------    ----------
Rentals receivable (net of principal and interest
  on non-recourse debt) ...........................   $    5,772    $    5,772
Estimated residual value ..........................        6,375         6,375
Unearned and deferred income ......................       (4,687)       (4,887)
                                                      ----------    ----------
Investment in leveraged lease .....................        7,460         7,260
Deferred income taxes .............................       (4,687)       (4,513)
                                                      ----------    ----------

   Net Investment .................................   $    2,773    $    2,747
                                                      ==========    ==========

      A summary of the components of income from the leveraged lease follows for the six months ended June 30, 2000 and 1999:

                                                              2000         1999
                                                              ----         ----
      Income before income taxes.........................     $200         $248
      Income tax expense.................................      (68)         (84)
                                                              ----         ----

   Net income from leveraged lease.......................     $132         $164
                                                              ====         ====

      Transactions in the allowance for loan and lease losses for the six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                              2000       1999
                                                             ------     ------
Balance at beginning of period...........................    $4,573     $3,308
   Addition to reserve related to acquisitions...........        87        600
   Provision (credit) for loan and lease losses..........       110       (145)
   Loans and leases charged off..........................      (581)      (618)
   Recoveries of loans and leases charged off............       415      1,068
                                                             ------     ------
Balance at end of period.................................    $4,604     $4,213
                                                             ======     ======

      The allowance is maintained at a reasonable level which management considers adequate to cover estimated losses inherent in the loan and lease portfolio. The Company's methodology is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. The components that comprise the allowance include basically two areas -- (1) specific allowances on loans and leases, and
(2) a general allowance for loans other than those with specific allowances based upon a historical moving average and amounts for factors which are considered areas of additional risk. Management of the Subsidiary Banks assesses the adequacy of the allowance for loan and lease losses quarterly using a three step procedure. First, loans and leases are reviewed and categorized as to potential

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

risk based upon an internal grading. Specific allowances are then established for any loans and leases with identified loss potential after consideration of third-party appraisals of collateral value, if any, and management assessments of current economic conditions, guarantor support, cash flows, and other circumstances, as appropriate. Second, a general allowance is determined based upon the historical loss experience of the portfolio as a whole. These estimates are based upon historical data related to type of loan, risk assessment, historical loss experience and other factors. Third, the historical loss experience is adjusted based on estimates of losses in the portfolio as a whole that cannot be identified with specific loans and leases, taking into consideration local and national economic trends, volume of past due and seriously delinquent loans and leases, non-performing loans and leases, loan and lease concentrations, and other similar factors. These considerations are not limited to previous collection experience and include estimates of the effect of changing business trends and other environmental conditions. As conditions are continually changing, it is necessary for management to review the loan portfolio and market conditions quarterly and make appropriate adjustments to the allowance. Management believes that the allowance for loan and lease losses at June 30, 2000 and December 31, 1999 was adequate to cover expected losses based on economic circumstances known or anticipated at that time.

      Loans and leases receivable on which the accrual of interest has been discontinued amounted to approximately $1,408,000 and $2,013,000 at June 30, 2000 and December 31, 1999, respectively. The effect of the reversal of previously accrued interest on interest income was approximately $26,000 and $58,000 for the six months ended June 30, 2000 and 1999, respectively. If during the six months ended June 30, 2000 and 1999 interest had been accrued at the stated rates, interest income would have increased by approximately $74,000 and $91,000, respectively. As of June 30, 2000, the Company had restructured loans and leases of approximately $32,000. The effect on net interest income resulting from the difference between the interest recognized on such loans and leases and the interest that would have been recognized at the original rate was not material for the six months ended June 30, 2000 or 1999. As of December 31, 1999, restructured loans and leases totaled approximately $32,000.

      Foreclosed assets are carried in other assets at the lower of loan balance or estimated fair value less estimated selling costs and totaled approximately $60,000 and $297,000 at June 30, 2000 and December 31, 1999, respectively. The Company recorded net gains of approximately $18,000 on sales of foreclosed assets during the six months ended June 30, 2000. The Company recorded no net gains or losses on the sale of foreclosed assets during the first six months of 1999.

      Total impaired loans and leases on the Company's books (including non-accrual and restructured loans and leases) amounted to approximately $1,440,000 and $1,709,000 as of June 30, 2000 and December 31, 1999,
respectively. Approximately $350,000 and $471,000 of the allowance for loan and lease losses was allocated specifically to these loans and leases as of June 30, 2000 and December 31, 1999, respectively. The average balance of impaired loans and leases outstanding during six months ended June 30, 2000 was approximately $1,535,000. The average balance of impaired loans and leases outstanding during 1999 was approximately $2,191,000.

(6) PREMISES AND EQUIPMENT: The following is a summary of premises and equipment (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                         2000           1999
                                                      ----------     ----------
Land .............................................    $    3,055     $    2,978
Buildings ........................................        15,528         15,031
Furniture and equipment ..........................        28,447         27,824
                                                      ----------     ----------
                                                          47,030         45,833
Accumulated depreciation .........................       (16,301)       (15,140)
                                                      ----------     ----------
      Total ......................................    $   30,729     $   30,693
                                                      ==========     ==========

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      Furniture and equipment at June 30, 2000 includes an aircraft with a net book value of approximately $18,045,000 purchased as a part of a lease agreement as discussed in Note 18 to the consolidated financial statements.

(7) DEPOSITS: Time certificates of deposit of $100,000 or more amounted to approximately $88,462,000 and $95,900,000 at June 30, 2000 and December 31, 1999, respectively. Interest expense for these deposits was approximately $2,633,000 and $2,217,000 for the six months ended June 30, 2000 and 1999, respectively.

(8) INCOME TAXES: The Company recorded current federal income tax expense of approximately $1,559,000 and $1,576,000 for the six months ended June 30, 2000 and 1999, respectively. In addition, the Company recorded deferred tax expense of approximately $827,000 and $617,000 for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000 and December 31, 1999, the Company had net deferred tax liabilities of approximately $4,679,000 and $4,016,000, respectively, which were reflected in other liabilities on the consolidated financial statements.

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

      The Subsidiary Banks' exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amounts of those instruments. As of June 30, 2000 and December 31, 1999, the Subsidiary Banks had commitments to extend credit of approximately $135,796,000 and $132,361,000 and standby letters of credit of approximately $1,580,000 and $2,122,000, respectively. The following is a breakdown of commitments by type (in thousands):

                                                   JUNE 30,      DECEMBER 31,
                                                     2000           1999
                                                  ----------     ----------
Commercial and financial ....................     $   47,041     $   48,265
Real Estate .................................         23,603         17,505
Agriculture .................................         39,295         37,948
Consumer ....................................         25,857         28,643
                                                  ----------     ----------
      Total .................................     $  135,796     $  132,361
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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

(11) EMPLOYEE BENEFITS: First Victoria National Bank's Employees' Profit Sharing Plan is a 401(k) salary deferral plan which allows employees to defer up to 15% of their compensation. In addition, participants are allowed to borrow up to 50% of their vested portion for specific purposes identified in the plan. Based upon the employee's contribution, First Victoria National Bank contributes a matching amount equal to 50% of the employee's contribution, not to exceed 5% of compensation. At the discretion of the Board of Directors, additional amounts can be contributed annually to the plan by First Victoria National Bank. All employees with at least one year of service are eligible to participate in the plan and employer contributions become fully vested after 7 years of service by the employee. The plan is administered by the Trust and Investment Management Department of First Victoria National Bank and is prohibited from investing in the common stock of the Company. Contributions to the plan by First Victoria National Bank were approximately $68,000 for each of the six months ended June 30, 2000 and 1999, respectively. Citizens Bank of Texas maintains a 401(k) salary deferral plan in which employees are allowed to defer up to 6% of their compensation. Based upon the employee's contribution, Citizens Bank of Texas contributes a matching amount equal to 25% of the employee's contribution. Contributions to the plan by Citizens Bank of Texas during the first six months of 2000 and 1999 were approximately $7,000 and $6,000, respectively.

      First Victoria National Bank's Incentive Compensation Plan is administered by the Compensation and Retirement Committee of the Board of Directors (the "Committee"). The Committee determines which officers may participate in the plan and the extent of their participation. All awards are contingent upon the bank's attaining certain financial objectives established annually by the Committee. Prior to 1997, the plan provided for a portion of an annual award to be distributed in cash with the remainder in the form of performance units. Performance units are determined by dividing the portion of the award to be paid in performance units by the book value per share of common stock at the end of the year in which the award is earned. The performance units may be redeemed equally over the three years following the award at the option of the participant. Performance units entitle participants to receive a future payment in cash equal to the book value of the Company common stock at the date of redemption. Accruals of additional expense for each unredeemed performance award will be made in future years to reflect increases in the book value per share of common stock of the Company. Total expense of the plan recorded by the Company for the six months ended June 30, 2000 and 1999 represented accruals for the increase in book value per share of common stock related to previously awarded performance units and was not material.

      On July 15, 1997, the Compensation and Retirement Committee of First Victoria National Bank approved an Officer Annual Incentive Plan effective as of January 1, 1997. The revised plan is administered by the Committee and all awards are payable entirely in cash and are contingent upon First Victoria National Bank's attaining various growth and financial objectives to be determined annually. Short term incentive expenses of approximately $93,000 and $259,000 related to this plan were recorded during the first six months of 2000 and 1999, respectively.

      First Victoria National Bank maintains a noncontributory defined benefit pension plan that covers First Victoria National Bank employees who meet specified age and length of service requirements and provides for a single benefit formula that is based on the participant's final adjusted monthly compensation. The plan holds assets comprised of U.S. Treasury bonds, U.S. Government agency securities, corporate bonds, notes and common stock. Funding is limited to the maximum amounts that are available for deduction for federal income tax purposes. Accrued estimated pension expenses of approximately $121,000 and $179,000 related to this plan were recorded during the first six months of 2000 and 1999, respectively. Citizens Bank of Texas also maintains a pension plan for its employees. Expenses related to the plan during the first six months of 2000 were not material.

      In March 1998, the Company adopted the 1998 FVNB Corp. Stock Incentive Plan (the "1998 Plan") which provides for the granting of incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to directors, officers and key employees responsible for the direction and management of the Company or the Subsidiary Banks. On September 15, 1998 a total of 52,000

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

stock options were granted to certain directors and officers at an exercise price of $33.00, which equaled market price of the underlying stock on September 15, 1998. An additional 1,000 options were granted on December 15, 1998 at an exercise price of $34.00, which also equaled market price of the underlying stock on December 15, 1998. On May 18, 1999, an additional 59,600 stock options were granted to certain directors and officers at an exercise price of $32.50, which equaled the market price of the underlying stock on the date of grant. On May 16, 2000, an additional 69,600 stock options were granted to certain directors and officers at an exercise price of $36.25, which equaled the market price of the underlying stock on the date of grant. Options have a six-month vesting period for directors and a ratable three-year vesting period for officers. All options expire ten years from the date of grant. As of June 30, 2000, options to acquire a total of 182,100 shares of common stock of the Company remain outstanding.

(12) TRUST ASSETS: Trust assets and other properties, except cash deposits, held by the Trust and Investment Management Department of First Victoria National Bank in agency or other fiduciary capacities for its customers are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The book value of trust assets was approximately $215,511,000 and $209,811,000 at June 30, 2000 and December 31, 1999,
respectively.

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

                                                               2000       1999
                                                              ------     ------
Balance at beginning of year.............................     $3,545     $3,820
   Additions.............................................      2,551      1,152
   Reductions............................................     (2,153)    (1,994)
                                                              ------     ------
Balance at end of period.................................     $3,943     $2,978
                                                              ======     ======

      Approximately 25.33% of the Company's outstanding stock was owned by principal shareholders, directors, and executive officers of the Company at June 30, 2000.

      The aggregate deposits owned by principal shareholders, directors, and executive officers of the Company at June 30, 2000 and December 31, 1999 amounted to approximately 2.02% and 1.97%, respectively, of total deposits.

(14) OTHER BORROWINGS: The following table represents the contractual principal reductions due on the other borrowings of the Company as of June 30, 2000 and December 31, 1999, in thousands. The weighted average contractual rate on the balances of other borrowings outstanding was 6.71% and 6.69% as of June 30, 2000 and December 31, 1999, respectively. All balances shown are comprised of Federal Home Loan Bank advances and debt related to an aircraft leasing transaction as described in Note 18 to the consolidated financial statements.

                                                     JUNE 30,      DECEMBER 31,
                                                       2000           1999
                                                    ----------     ----------
Within one year ..................................  $    5,251     $    1,872
One to two years .................................       2,616          5,590
Two to three years ...............................       4,547          1,951
Three to four years ..............................       4,228          4,432
Four to five years ...............................       5,101          5,069
After five years .................................       6,297          8,913
                                                    ----------     ----------
      Total ......................................  $   28,040     $   27,827
                                                    ==========     ==========

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

(15) SHAREHOLDERS' EQUITY: On April 26, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on May 19, 2000 to shareholders of record as of May 5, 2000. In addition, on July 26, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on August 18, 2000 to shareholders of record as of August 4, 2000. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank. There are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends. The weighted average number of shares outstanding during the six months ended June 30, 2000 was 2,372,870. The weighted average number of shares outstanding during 1999 was 2,372,792.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
NUMERATOR:

   Net income, as reported ................................ $  4,176   $  3,815
   Effect of dilutive securities ..........................        0          0
                                                            --------   --------

   Numerator for diluted earnings per common share ........ $  4,176   $  3,815
                                                            ========   ========

DENOMINATOR:
   Denominator for basic earnings per share -- weighted
     average shares .......................................    2,373      2,373
   Effect of dilutive securities:
     Outstanding stock options ............................        3          1
                                                            --------   --------
   Denominator for diluted earnings per share -- adjusted
     weighted average shares and assumed option exercises .    2,376      2,374
                                                            ========   ========

   Basic earnings per share ............................... $   1.76   $   1.61

   Diluted earnings per share ............................. $   1.76   $   1.61

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

      Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Subsidiary Banks have satisfied all capital adequacy requirements to which they are subject.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      As of June 30, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized each of the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below (dollars in thousands). There are no conditions or events since that notification that management believes have changed the Subsidiary Banks' categories. Presented below are the capital ratios for the Company as of June 30, 2000 and December 31, 1999.


                                                                                                FOR CAPITAL
                                                                                                 ADEQUACY
                                                             ACTUAL                              PURPOSES
                                                   --------------------------   --------------------------------------------
                                                      AMOUNT         RATIO        AMOUNT                  RATIO
                                                   -----------    -----------   -----------    -----------------------------
AS OF JUNE 30, 2000:
   Total Capital
      (to Risk Weighted Assets):
        FVNB Corp. .............................   $    56,233         11.94%   $    37,691    greater than or equal to 8.00%
        First Victoria National Bank ...........        46,402         11.54%        32,180    greater than or equal to 8.00%
        Citizens Bank of Texas, N.A ............         9,784         14.67%         5,335    greater than or equal to 8.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .............................   $    51,629         10.96%   $    18,846    greater than or equal to 4.00%
        First Victoria National Bank ...........        42,546         10.58%        16,090    greater than or equal to 4.00%
        Citizens Bank of Texas, N.A ............         9,036         13.55%         2,667    greater than or equal to 4.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .............................   $    51,629          7.88%   $    26,220    greater than or equal to 4.00%
        First Victoria National Bank ...........        42,546          7.40%        22,995    greater than or equal to 4.00%
        Citizens Bank of Texas, N.A ............         9,036         10.97%         3,294    greater than or equal to 4.00%

AS OF DECEMBER 31, 1999:
   Total Capital
      (to Risk Weighted Assets)
        FVNB Corp. .............................   $    57,508         13.28%   $    34,634    greater than or equal to 8.00%
        First Victoria National Bank ...........        48,341         13.05%        29,631    greater than or equal to 8.00%
        Citizens Bank of Texas, N.A ............         9,270         14.79%         5,016    greater than or equal to 8.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .............................   $    52,935         12.23%   $    17,317    greater than or equal to 4.00%
        First Victoria National Bank ...........        44,479         12.01%        14,816    greater than or equal to 4.00%
        Citizens Bank of Texas, N.A ............         8,559         13.65%         2,508    greater than or equal to 4.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .............................   $    52,935          8.40%   $    25,202    greater than or equal to 4.00%
        First Victoria National Bank ...........        44,479          7.95%        22,378    greater than or equal to 4.00%
        Citizens Bank of Texas, N.A ............         8,559          9.43%         3,630    greater than or equal to 4.00%

                                                                        TO BE WELL
                                                                     CAPITALIZED UNDER
                                                                     PROMPT CORRECTIVE
                                                                      ACTION-PROVISION
                                                  ---------------------------------------------------------
                                                        AMOUNT                          RATIO
                                                  --------------------      -------------------------------
AS OF JUNE 30, 2000:
   Total Capital
      (to Risk Weighted Assets):
        FVNB Corp. .............................  $             47,114      greater than or equal to 10.00%
        First Victoria National Bank ...........                40,226      greater than or equal to 10.00%
        Citizens Bank of Texas, N.A ............                 6,668      greater than or equal to 10.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .............................  $             28,269      greater than or equal to 6.00%
        First Victoria National Bank ...........                24,135      greater than or equal to 6.00%
        Citizens Bank of Texas, N.A ............                 4,001      greater than or equal to 6.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .............................  $             32,775      greater than or equal to 5.00%
        First Victoria National Bank ...........                28,744      greater than or equal to 5.00%
        Citizens Bank of Texas, N.A ............                 4,117      greater than or equal to 5.00%

AS OF DECEMBER 31, 1999:
   Total Capital
      (to Risk Weighted Assets)
        FVNB Corp. .............................  $             43,293      greater than or equal to 10.00%
        First Victoria National Bank ...........                37,039      greater than or equal to 10.00%
        Citizens Bank of Texas, N.A ............                 6,270      greater than or equal to 10.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .............................  $             25,976      greater than or equal to 6.00%
        First Victoria National Bank ...........                22,224      greater than or equal to 6.00%
        Citizens Bank of Texas, N.A ............                 3,762      greater than or equal to 6.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .............................  $             31,503      greater than or equal to 5.00%
        First Victoria National Bank ...........                27,972      greater than or equal to 5.00%
        Citizens Bank of Texas, N.A ............                 4,537      greater than or equal to 5.00%

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      The fair values of cash and due from banks, federal funds sold, federal funds purchased and securities sold under agreements to repurchase, and accrued interest payable and receivable are assumed to approximate book value due to their short term nature. The fair values of demand deposits, savings deposits, and money market and interest-bearing checking accounts are also assumed to approximate book value and reflect the amounts payable on demand as of the period end date.

      The fair values of letters of credit and loan commitments are estimated using fees charged to enter into similar agreements. The estimated fair values of these instruments are not deemed to be significant.

      The following table represents the estimated fair values of the Company's financial instruments, in thousands:

                                                                       JUNE 30, 2000                      DECEMBER 31, 1999
                                                                 ---------------------------         ----------------------------
                                                                 BOOK VALUE      FAIR VALUE          BOOK VALUE       FAIR VALUE
                                                                 ----------      -----------         -----------      -----------
Financial Assets:
           Cash and due from banks............................      $25,732          $25,732         $    26,993      $    26,993
           Federal funds sold.................................        2,610            2,610              38,170           38,170
           Investment securities, available-for-sale..........      153,665          153,665             158,776          158,776
           Loans and leases, net..............................      437,242          430,899             382,834          376,572
           Accrued interest receivable........................        6,876            6,876               4,758            4,758
Financial Liabilities:
           Time deposits......................................      297,623          297,600             281,334          281,614
           Other deposits.....................................      264,974          264,974             273,486          273,486
                                                                 ----------      -----------         -----------      -----------
                     Total deposits...........................      562,597          562,574             554,820          555,100
           Federal funds purchased and securities
                sold under agreements to repurchase...........       11,900           11,900               3,750            3,750
           Other borrowings...................................       28,040           26,164              27,827           25,806
           Accrued interest payable...........................        2,015            2,015               2,377            2,377
Off-Balance Sheet Instruments:
           Commitments to extend credit.......................            0          135,796                   0          132,361

(17) ACQUISITIONS: On April 14, 2000, First Victoria National Bank paid approximately $6,722,000 to acquire Mid-Coast Savings Bank. The Bank acquired net loans of approximately $23,950,000 and deposits of approximately $33,532,000. Upon completion of the transaction, Mid-Coast

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Savings Bank merged with First Victoria National Bank and its existing branches, located in Edna and Ganado, Texas, began operating as branches of First Victoria National Bank. Total intangible assets associated with the acquisition were approximately $4,257,000. The Bank accounted for this transaction using the purchase method.

      On January 29, 1999, FVNB Corp. paid approximately $17,384,000 to acquire CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. The Parent Company acquired net loans of approximately $55,755,000 and deposits of approximately $82,432,000. Total intangible assets associated with the acquisition were approximately $9,221,000. Citizens Bank of Texas continues to operate as an independent subsidiary of the Parent Company. The existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas have kept the name Citizens Bank of Texas. The Company accounted for this transaction using the purchase method.

(18) OPERATING LEASES: In June 1999, First Victoria Leasing, Inc., a wholly owned subsidiary of First Victoria National Bank, became a participant in an operating lease of an aircraft. As a result, the Company's consolidated balance sheet reflects the aircraft at a book value of approximately $18,045,000 and $18,551,000 at June 30, 2000 and December 31, 1999, respectively. In addition, the Bank recorded related non-recourse debt of approximately $12,136,000 and $12,831,000 as of June 30, 2000 and December 31, 1999, respectively. The debt calls for monthly payments of $190,000 over an original term of approximately seven years with a final balloon payment of approximately $2,285,000 due in April 2006. The average rate on the debt is 7.09%. The following table represents the contractual future rental income related to this transaction that was receivable as of June 30, 2000 and December 31, 1999, in thousands:

                                                     JUNE 30,     DECEMBER 31,
                                                       2000           1999
                                                    ----------     ----------
Within one year ..................................  $    2,280     $    2,280
One to two years .................................       2,280          2,280
Two to three years ...............................       2,280          2,280
Three to four years ..............................       2,280          2,280
Four to five years ...............................       2,280          2,280
After five years .................................       1,710          3,040
                                                    ----------     ----------

Total ............................................  $   13,110     $   14,440
                                                    ==========     ==========

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

ACQUISITIONS

      On April 14, 2000, First Victoria National Bank paid approximately $6,722,000 to acquire Mid-Coast Savings Bank. The Bank acquired net loans of approximately $23,950,000 and deposits of approximately $33,532,000. Upon completion of the transaction, Mid-Coast Savings Bank merged with First Victoria National Bank and its existing branches, located in Edna and Ganado, Texas, began operating as branches of First Victoria National Bank. Total intangible assets associated with the acquisition were approximately $4,257,000.

RESULTS OF OPERATIONS

      For the six months ended June 30, 2000, the Company recorded net income of approximately $4,176,000, or $1.76 basic earnings per share, compared to approximately $3,815,000, or $1.61 basic earnings per share, for the same period in 1999. The return on average assets of 1.28% and return on average equity of 13.95% for the first six months of 2000 compare to amounts of 1.22% and 13.22%, respectively, for the same period in 1999.

NET INTEREST INCOME

      Net interest income, for the six months ended June 30, 2000, amounted to approximately $13,468,000 compared to $12,851,000 for the same period in 1999. This represents an increase of approximately $617,000, or 4.80% due primarily to an overall increase in the yields on earning assets as well as a shift in the mix of earning assets from investment securities into higher yielding loans. Average earning assets increased approximately $17,262,000, or 2.97%, from $580,399,000 at June 30, 1999, to $597,661,000 at June 30, 2000. The
corresponding yields on these assets increased approximately 47 basis points from 7.77% to 8.24% over the same period. Average interest bearing liabilities also increased approximately $8,569,000 or 1.80%, from $476,728,000 at June 30, 1999 to $485,297,000 at June 30, 2000. The corresponding cost of funds increased over the same period approximately 36 basis points from 4.01% to 4.37%.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the six months ended June 30, 2000, there have been no material changes in the Company's market risk.

NON-INTEREST INCOME

      Total non-interest income for the six months ended June 30, 2000, was approximately $5,082,000 compared to $3,494,000 for the same period in 1999. This represents an increase of approximately $1,588,000, or 45.45%. During the six months ended June 30, 2000, the Company sold no investment securities. In addition, there were no called bonds during the period ended June 30, 2000. During the six months ended June 30, 1999, the Company sold several fixed rate securities resulting in a net gain of approximately $9,000. In addition there were several called bonds during the same period resulting in a net gain of approximately $4,000. These transactions are discussed in further detail in Note 4 to the consolidated financial statements. Trust service fees increased approximately $70,000, or 7.98% from 1999 to 2000 due to overall growth in the volume of assets and accounts being serviced. Service charges and fees on deposit accounts increased approximately $256,000, or 13.05%, due to an increase in the volume of insufficient funds charges and check card transaction fees as well as additional fee income recorded by the Company as a result of the acquisition of Citizens Bank of Texas and Citizens Mortgage Company in 1999. Other non-interest income increased approximately $1,257,000, or 195.79%. This increase was due to growth in commission fee income as well as the addition of rental income related to the operating lease of an aircraft discussed in detail in Note 18 to the consolidated financial statements. Gains or losses recorded by the Company related to the sale of assets were not material during the six months ended June 30, 2000 or 1999.

NON-INTEREST EXPENSE

      Total non-interest expense for the six months ended June 30, 2000, was approximately $11,878,000 compared to $10,482,000 for the same period in 1999. This represents an increase of approximately $1,396,000, or 13.32%. Salaries and wages increased approximately $581,000, or 12.03%, from 1999 to 2000 due primarily to the acquisition of Citizens Bank of Texas and Citizens Mortgage Company as well as normal ongoing merit increases and staff growth. Employee benefits decreased approximately $117,000, or 13.12%, due primarily to lower costs associated with group medical insurance and pension plans recorded during the first six months of 2000 by First Victoria National Bank.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Furniture and equipment expense increased approximately $516,000, or 102.99% due primarily to additional depreciation expense recognized on the aircraft recorded on the Company's books as a result of the operating lease transaction discussed in Note 18 to the consolidated financial statements. Communication and supplies expense increased approximately $120,000 , or 18.35%, from 1999 to 2000 due primarily to increased supply usage as well as increased telephone expense at Citizens Bank of Texas related to the installation and usage of new telephone lines. Professional fees decreased approximately $62,000, or 12.20% from 1999 to 2000 due primarily to the write-off of organizational costs by the Company in January 1999 related to legal services performed during the formation of the Parent Company as required by AICPA Statement of Position 98-5. Additional professional fees were also recognized in 1999 as a result of the acquisition of Citizens Bank of Texas. Amortization of goodwill and intangibles increased approximately $111,000, or 34.47%, from 1999 to 2000 due directly to the amortization of goodwill recognized as a result of the acquisition of Citizens Bank of Texas in 1999 and Mid-Coast Savings Bank in April 2000. Other components of non-interest expense include net occupancy expense, marketing and advertising and FDIC insurance premiums. Each of these categories changed only nominally from 1999 to 2000 as the result of normal operations and growth of the Company.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses is maintained at a level considered appropriate by management and is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. In evaluating the adequacy of the allowance, management incorporates such factors as local and national economic trends, volume of past due and seriously delinquent loans, non-performing loans, loan concentrations, and other similar factors. These considerations are not limited to previous collection experience but also include estimates of the effect of changing business trends and other environmental conditions. The determination of the adequacy of the allowance for loan and lease losses can be made only on a judgmental basis. Management of the Company believes that the allowance for loan and lease losses at June 30, 2000 and December 31, 1999 was adequate to cover expected losses based on economic circumstances known or anticipated at that time. As conditions are continually changing, it is necessary for management to review the loan and lease portfolio and market conditions and make appropriate adjustments to the allowance. Any necessary changes to the allowance resulting from revised loss estimates will be reflected in future earnings.

      The allowance for loan and lease losses was approximately $4,604,000 or 1.04%, of total loans and leases at June 30, 2000, compared to $4,573,000, or 1.18%, of total loans and leases at December 31, 1999. Net loans charged-off were approximately $166,000 compared to net loans recovered of approximately $450,000 for the six months ended June 30, 2000 and 1999, respectively.

      The Company accounts for impaired loans and leases in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure". These standards address the accounting by creditors for the impairment of certain loans and leases as well as the accounting for troubled debt restructurings. A loan and lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. The standards allow impaired loans that fall within the scope of SFAS No. 114, as amended by SFAS No. 118, to be measured based on the present value of expected future cash flows for each loan or lease discounted at the effective interest rate or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans and leases on the Company's books (including non-accrual and restructured loans) amounted to approximately $1,440,000 and $1,709,000 as of June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000 and December 31, 1999, approximately $350,000 and $471,000, respectively, of the allowance for loan and lease losses was allocated specifically to these loans.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      Following is an analysis of the allowance for loan and lease losses for the six months ended June 30, (in thousands):

                                                            2000         1999
                                                          --------     --------
Balance at beginning of period .........................  $  4,573     $  3,308
Addition to reserve related to acquisitions ............        87          600
Provision (credit) charged to operating expense ........       110         (145)
Loans and leases charged off:
      Commercial and financial .........................      (244)        (421)
      Real estate ......................................        (0)          (0)
      Agriculture ......................................      (174)         (13)
      Consumer .........................................      (163)        (184)
                                                          --------     --------
            Total charged off ..........................      (581)        (618)
                                                          --------     --------
Recoveries of loans and leases previously charged off:
      Commercial and financial .........................        64          965
      Real estate ......................................       222            6
      Agriculture ......................................        79           31
      Consumer .........................................        50           66
                                                          --------     --------
            Total recoveries ...........................       415        1,068
                                                          --------     --------
Net loans and leases (charged off) recovered ...........      (166)         450
                                                          --------     --------
Balance at end of period ...............................  $  4,604     $  4,213
                                                          ========     ========

Allowance for loan and lease losses as a percentage
  of total loans and leases ............................      1.04%        1.15%
Net (charge-offs) recoveries as a percentage of average
  loans and leases outstanding .........................      (.04)%        .13%

                                                                 JUNE 30,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
NON-PERFORMING ASSETS

Past due 90 days or more and still accruing:
      Commercial and financial .........................  $     16     $     14
      Real estate ......................................       120          129
      Agriculture ......................................        17           52
      Consumer .........................................        36           24
                                                          --------     --------
        Total past due 90 days or more .................  $    189     $    219
                                                          ========     ========
Non-accrual:
      Commercial and financial .........................  $    187     $    348
      Real estate ......................................       876          603
      Agriculture ......................................       342          790
      Consumer .........................................         3            0
                                                          --------     --------
      Total non-accrual ................................     1,408        1,741
                                                          --------     --------
Restructured Loans:
      Commercial and financial .........................         0            0
      Real estate ......................................        32            0
      Agriculture ......................................         0            0
      Consumer .........................................         0            0
                                                          --------     --------
        Total restructured loans .......................        32            0
Real estate and other collateral acquired through
  foreclosure ..........................................        60          450
                                                          --------     --------
      Total non-performing assets ......................  $  1,500     $  2,191
                                                          ========     ========
Non-performing assets as a percentage of
  loans and leases and other non-performing assets .....       .34%         .60%

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      Foreclosed assets are carried in other assets at the lower of the loan balance or estimated fair value less estimated selling costs and totaled approximately $60,000 and $297,000 at June 30, 2000 and December 31, 1999, respectively. The Company recorded net gains of approximately $18,000 and 2,000 during the six months ended June 30, 2000. The Company recorded no net gains or losses on the sale of foreclosed assets during the first six months of 1999.

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

      Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future ("liquid assets"). These include federal funds sold, time deposits in banks, investment securities and loans which are nearing maturity. At June 30, 2000, the Company's liquidity ratio defined as liquid assets as a percentage of deposits was 21.11%. Liability liquidity is provided by access to funding sources, principally core depositors and correspondent banks which maintain accounts with and sell federal funds to the Subsidiary Banks.

CAPITAL

      On April 26, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on May 19, 2000 to shareholders of record as of May 5, 2000. In addition, on July 26, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on August 18, 2000 to shareholders of record as of August 4, 2000. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank, and there are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends.

      The federal banking agencies have issued comprehensive guidelines implementing risk-based capital requirements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy and encourage the holding of liquid, low-risk assets. Under these guidelines, at June 30, 2000 and December 31, 1999, the Company was required to maintain a minimum ratio of total capital-to-risk-weighted assets of 8.00% of which at least 4.00% must be in the form of Tier I capital. Tier I capital is comprised of the Company's common stock, surplus and retained earnings exclusive of goodwill. As of June 30, 2000 the Company had recorded goodwill of approximately $14,543,000 related to branch and bank acquisitions. At June 30, 2000 and December 31, 1999, the percent of total capital-to-risk-weighted assets was 11.94% and 13.28%, respectively, and currently exceeds the regulatory requirements. The Company's Tier I capital ratio as of June 30, 2000 and December 31, 1999 was 10.96% and 12.23%, respectively, and well in excess of the required ratios.

      Tier I leverage ratio is defined as the Company's Tier I capital divided by its adjusted average total assets (net of allowance for loan losses). The minimum leverage ratio is 3.00% for banking organizations carrying the highest regulatory rating. Other institutions are expected to maintain a leverage ratio of at least 4.00% to 5.00% depending upon their particular condition. At June 30, 2000 and

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

December 31, 1999, the Company's Tier I leverage ratio was 7.88% and 8.40%, respectively, which exceeds the regulatory minimum.

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

FINANCIAL MODERNIZATION LEGISLATION

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 ("GLBA"). This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank.

      Additionally, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal non-public customer information with third parties. Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977. The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of May 31, 2000. To date, the Company has not engaged in any additional financial activities permitted by GLBA.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND INTEREST RATES  (1)

                                                                           THREE MONTHS ENDED JUNE 30,
                                              ------------------------------------------------------------------------------------
                                                                2000                                      1999
                                              ----------------------------------------   -----------------------------------------
                                                   (5)        INTEREST                       (5)        INTEREST
                                                 AVERAGE      INCOME/        YIELD/        AVERAGE       INCOME/         YIELD/
                                                 BALANCE      EXPENSE         COST         BALANCE       EXPENSE          COST
                                              ------------  ------------  ------------   ------------  ------------   ------------
ASSETS
Earning assets:
      Due from banks ......................   $        602  $         10          6.57%  $         18  $          0           0.00%
      Federal funds sold ..................         18,205           281          6.11         32,965           387           4.64
      Investment securities,
        available-for-sale:
           Taxable ........................        159,690         2,363          5.92        180,274         2,589           5.74
           Tax-exempt (2) .................            982            17          6.92          1,663            26           6.25
      Loans and leases (3) ................        430,484        10,126          9.46        362,849         8,975           9.92
                                              ------------  ------------  ------------   ------------  ------------   ------------
                Total earning assets ......        609,963        12,797          8.44        577,769  $     11,977           8.31
                                              ------------  ------------  ------------   ------------  ------------   ------------
Less allowance for loan and lease losses ..         (4,412)                                    (4,729)
Non-earning assets ........................         78,376                                     59,461
                                              ------------                               ------------
                     TOTAL ASSETS .........   $    683,927                               $    632,501
                                              ============                               ============

LIABILITIES
Interest bearing liabilities:
      Deposits:
           Savings, IOC, & MMA accounts ...   $    169,488         1,092          2.59   $    170,732         1,207           2.84
           Time deposits ..................        302,617         4,023          5.35        247,425         2,869           4.65
                                              ------------  ------------  ------------   ------------  ------------   ------------
                Total interest bearing
                  deposits ................        472,105         5,115          4.36        418,157         4,076           3.91
      Federal funds purchased and
        securities sold under agreements
        to repurchase.................... .          8,047           127          6.24         36,923           455           4.88
      Other borrowings (4) ................         15,602           251          6.36         20,198           249           4.88
                                              ------------  ------------  ------------   ------------  ------------   ------------
                Total interest bearing
                  liabilities..............        495,754         5,493          4.46        475,278         4,780           4.03
                                              ------------  ------------  ------------   ------------  ------------   ------------
Non-interest bearing liabilities:
      Demand deposits .....................         98,057                                     86,618
      Other liabilities ...................         24,370                                      9,560
                                              ------------                               ------------
                Total non-interest
                  bearing liabilities .....        122,427                                     96,178
Shareholders' Equity ......................         65,746                                     61,045
                                              ------------                               ------------
                TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY ....   $    683,927                               $    632,501
                                              ============                               ============
Net Interest Income .......................                 $      7,304                               $      7,197
                                                            ============                               ============
Interest Differential .....................                                        3.98%                                      4.28%
                                                                           ============                               ============
Net Interest Margin .......................                                        4.82%                                      5.00%
                                                                           ============                               ============

(1) DOLLARS IN THOUSANDS; INCOME AND RATES ON TAXABLE-EQUIVALENT BASIS; COMPUTED ON A DAILY YEAR-TO-DATE BASIS.
(2)  INCLUDES TAXABLE-EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)  INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)  EXCLUDES BORROWINGS RELATED TO AIRCRAFT DEBT FOR PRESENTATION PURPOSES.

(5)  ALL AMOUNTS SHOWN AT AMORTIZED COST.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND INTEREST RATES  (1)

                                                                            SIX MONTHS ENDED JUNE 30,
                                             -------------------------------------------------------------------------------------
                                                               2000                                       1999
                                             -----------------------------------------  ------------------------------------------
                                                 (5)        INTEREST                        (5)         INTEREST
                                               AVERAGE       INCOME/         YIELD/       AVERAGE        INCOME/        YIELD/
                                               BALANCE       EXPENSE          COST        BALANCE        EXPENSE         COST
                                             ------------  ------------   ------------  ------------   ------------   ------------
ASSETS
Earning assets:
  Due from banks ..........................  $        310  $         10           6.38% $         18   $          1          11.05%
  Federal funds sold ......................        22,405           652           5.76        31,670            700           4.40
  Investment securities, available-for-sale:
      Taxable .............................       160,577         4,710           5.87       189,628          5,438           5.74
      Tax-exempt (2) ......................         1,093            38           6.93         1,713             56           6.54
  Loans and leases (3) ....................       413,276        19,065           9.28       357,370         16,154           9.12
                                             ------------  ------------   ------------  ------------   ------------   ------------
        Total earning assets ..............       597,661        24,475           8.24       580,399         22,349           7.77
                                             ------------  ------------   ------------  ------------   ------------   ------------
Less allowance for loan and lease losses ..        (4,481)                                    (4,333)
Non-earning assets ........................        74,614                                     56,292
                                             ------------                               ------------
                     TOTAL ASSETS .........  $    667,794                               $    632,358
                                             ============                               ============

LIABILITIES
Interest bearing liabilities:
  Deposits:
    Savings, IOC, & MMA accounts ..........  $    173,404         2,281           2.65       178,056          2,216           2.51
    Time deposits .........................       290,308         7,591           5.26       249,544          5,999           4.85
                                             ------------  ------------   ------------  ------------   ------------   ------------
        Total interest bearing deposits ...       463,712         9,872           4.28       427,600          8,215           3.87
    Federal funds purchased and
      securities sold under agreements
      to repurchase .......................         6,156           186           5.98        30,009            732           4.85
    Other borrowings ......................        15,429           492           6.31        19,119            532           5.53
                                             ------------  ------------   ------------  ------------   ------------   ------------
        Total interest bearing liabilities        485,297        10,550           4.37       476,728          9,479           4.01
                                             ------------  ------------   ------------  ------------   ------------   ------------
Non-interest bearing liabilities:
  Demand deposits .........................        94,630                                     87,831
  Other liabilities .......................        22,710                                      8,631
                                             ------------                               ------------
        Total non-interest bearing
          liabilities .....................       117,340                                     96,462
Shareholders' Equity ......................        65,157                                     59,168
                                             ------------                               ------------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY ..............  $    667,794                               $    632,358
                                             ============                               ============
Net Interest Income .......................                $     13,925                                $     12,870
                                                           ============                                ============
Interest Differential .....................                                       3.87%                                       3.76%
                                                                          ============                                ============
Net Interest Margin .......................                                       4.69%                                       4.47%
                                                                          ============                                ============

(1)  DOLLARS IN THOUSANDS AND INCOME AND RATES ON TAX-EQUIVALENT BASIS.
(2)  INCLUDES TAX EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)  INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)  ALL AMOUNTS SHOWN AT AMORTIZED COST.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            During six months ended June 30, 2000, there have been no material changes in the Company's market risk. For further information regarding the Company's market risk, refer to the Company's Annual Report to Shareholders for the year ended December 31, 1999.

                              PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   A description of legal proceedings is presented in Part I of this June 30, 2000 Form 10-Q in Note 10 to the financial statements (page 12).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders of the Bank was held May 11, 2000, for the purpose of voting on the following items:

   1) The election of twelve (12) directors of the Bank to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

   2) The approval of the firm KPMG LLP as the independent public accountants of the Company for the current fiscal year.

   The following table summarizes the tabulation of votes with respect to the foregoing matters:

   PROPOSAL 1:

                                                              FOR      WITHHELD
                                                           ---------   --------
      Election of twelve (12) directors as follows:
      Michael S. Anderson                                  1,745,894        120
      O. D. Edwards, Jr.                                   1,745,894        120
      David P. Engel                                       1,745,894        120
      David M. Gaddis                                      1,745,894        120
      Walter T. Haenggi                                    1,745,894        120
      Robert L. Halepeska                                  1,745,894        120
      Thomas Lane Keller                                   1,745,894        120
      James R. McCan                                       1,745,894        120
      J. E. McCord                                         1,745,894        120
      Thomas M. O'Connor                                   1,745,894        120
      Billy W. Ruddock                                     1,745,894        120
      Roger Welder                                         1,745,894        120

   PROPOSAL 2:                                           FOR    AGAINST ABSTAIN
                                                      --------- ------- -------
      Approval of appointment of KPMG LLP as
        independent public accountants for the
        Bank for the 2000 fiscal year                 1,966,790      40   5,040

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) On June 12, 2000, the Company filed a Form 8-K dated June 12, 2000. The purpose of the form was to announce that FVNB Corp. made the election to become a financial holding company. This election was effective as of May 31, 2000.

      On July 31, 2000, the Company filed a Form 8-K dated July 28. The purpose of the form was to announce that on July 26, 2000, the Board of Directors of FVNB Corp. declared a cash dividend of $.35 per share payable on August 18, 2000 to shareholders of record as of August 4, 2000. The form also reported unaudited financial information related to the second quarter of 2000.

   b) The following exhibits are filed as part of this report:

      3     FVNB Corp. By-laws, as restated May 16, 2000.

      27    Financial Data Schedule

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FVNB Corp.


   AUGUST 10, 2000                 By: /s/ DAVID M. GADDIS
   ---------------                     -----------------------------------
        Date                       David M. Gaddis
                                   President and Chief Executive Officer

   AUGUST 10, 2000                 By: /s/ C. DEE HARKEY
   ---------------                     -----------------------------------
        Date                       C. Dee Harkey
                                   Secretary,
                                   Principal Accounting and Financial Officer