Form 10-Q
period 2000-09-30
FVNB CORP
filed 2000-11-13
CIK 1057437

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ___________________ TO __________________
                   COMMISSION FILE NUMBER ___________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. FVNB Corp. has 2,372,892 shares of common stock, $.01 par value, outstanding as of November 10, 2000.

--------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

FVNB CORP. AND SUBSIDIARIES
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
ASSETS
      Cash and due from banks--Note 3 ........................................................   $        27,762    $        26,993
      Federal funds sold .....................................................................            25,120             38,170
      Investment securities--Note 4
           Available-for-sale ................................................................           143,216            158,776
      Loans and leases receivable (net of allowance for loan and lease losses
           of $4,810 and $4,573 in 2000 and 1999, respectively) -Note 5 ......................           436,095            382,834
      Premises and equipment, net--Note 6 ....................................................            30,448             30,693
      Accrued interest receivable ............................................................             7,675              4,758
      Goodwill and intangibles--Note 18 ......................................................            14,280             10,719
      Other assets ...........................................................................             2,046              2,241
                                                                                                 ---------------    ---------------

           TOTAL ASSETS ......................................................................   $       686,642    $       655,184
                                                                                                 ===============    ===============

LIABILITIES
Deposits:
      Demand .................................................................................   $       108,409    $        90,857
      Savings, IOC, and money market accounts ................................................           163,407            182,629
      Time--Note 7 ...........................................................................           299,074            281,334
                                                                                                 ---------------    ---------------

           TOTAL DEPOSITS ....................................................................           570,890            554,820
                                                                                                 ---------------    ---------------
      Federal funds purchased and securities sold
           under agreements to repurchase ....................................................            10,675              3,750
      Other borrowings--Notes 14 and 19 ......................................................            31,055             27,827
      Other liabilities--Note 8 ..............................................................             9,634              8,478
                                                                                                 ---------------    ---------------

           TOTAL LIABILITIES .................................................................           622,254            594,875
                                                                                                 ---------------    ---------------

      Commitments and Contingent Liabilities--Notes 9 and 10

SHAREHOLDERS' EQUITY--NOTE 15
      Common stock ($.01 par value; 20,000,000 shares authorized;
           2,372,892 shares issued and outstanding) ..........................................                24                 24
      Surplus ................................................................................            15,686             15,682
      Retained earnings ......................................................................            51,806             47,946
      Accumulated other comprehensive income -
           net unrealized losses on investment securities, net of tax ........................            (3,128)            (3,343)
                                                                                                 ---------------    ---------------

           TOTAL SHAREHOLDERS' EQUITY ........................................................            64,388             60,309
                                                                                                 ---------------    ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................................   $       686,642    $       655,184
                                                                                                 ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       ----------------------------    ----------------------------
                                                                           2000           1999             2000           1999
                                                                       ------------    ------------    ------------    ------------
INTEREST INCOME:
      Loans and lease receivable, including fees ...................   $     10,529    $      8,311    $     29,594    $     24,465
      Investment securities:
           Taxable .................................................          2,128           2,422           6,725           7,802
           Tax-exempt ..............................................             11              18              36              55
           Dividends ...............................................             56              31             169              89
      Federal Funds sold ...........................................            347             356             999           1,056
      Other ........................................................              2               0              12               1
                                                                       ------------    ------------    ------------    ------------

           TOTAL INTEREST INCOME ...................................         13,073          11,138          37,535          33,468
                                                                       ------------    ------------    ------------    ------------

INTEREST EXPENSE:
      Deposits--Note 7 .............................................          5,315           4,373          15,187          12,588
      Federal funds purchased and securities sold
           under agreements to repurchase ..........................            189             391             375           1,123
      Other borrowings .............................................            503             331           1,439             863
                                                                       ------------    ------------    ------------    ------------

           TOTAL INTEREST EXPENSE ..................................          6,007           5,095          17,001          14,574
                                                                       ------------    ------------    ------------    ------------

           NET INTEREST INCOME .....................................          7,066           6,043          20,534          18,894
      Provision (credit) for loan and lease losses--Note 5 .........            190              91             300             (54)
                                                                       ------------    ------------    ------------    ------------
                NET INTEREST INCOME AFTER
                PROVISION FOR LOAN AND LEASE LOSSES ................          6,876           5,952          20,234          18,948
                                                                       ------------    ------------    ------------    ------------

NON-INTEREST INCOME:
      Net realized gains on sales of investment securities .........           (160)             37            (160)             50
      Trust service fees ...........................................            445             379           1,392           1,256
      Service charges and fees on deposit accounts .................          1,238           1,103           3,456           3,065
      Gain (loss) on sale of assets--Note 5 ........................             (2)             (2)             16              (2)
      Other ........................................................            976           1,113           2,875           1,755
                                                                       ------------    ------------    ------------    ------------

           TOTAL NON-INTEREST INCOME ...............................          2,497           2,630           7,579           6,124
                                                                       ------------    ------------    ------------    ------------

NON-INTEREST EXPENSE:
      Salaries and wages--Note 11 ..................................          2,793           2,559           8,204           7,389
      Employee benefits--Note 11 ...................................            212             239             987           1,131
      Net occupancy expense ........................................            389             341           1,105             994
      Furniture and equipment ......................................            516             602           1,533           1,103
      Communication and supplies ...................................            393             341           1,167             995
      Data processing ..............................................            325             309             957             902
      Marketing and advertising ....................................            195             158             558             507
      Professional fees ............................................            251             225             697             733
      FDIC insurance assessment ....................................             34              16              92              45
      Amortization of goodwill and intangibles .....................            263             186             696             508
      Other ........................................................            579             222           1,832           1,373
                                                                       ------------    ------------    ------------    ------------

           TOTAL NON-INTEREST EXPENSE ..............................          5,950           5,198          17,828          15,680
                                                                       ------------    ------------    ------------    ------------

           INCOME BEFORE INCOME TAXES ..............................          3,423           3,384           9,985           9,392
Income Tax Expense--Note 8 .........................................          1,249           1,114           3,635           3,307
                                                                       ------------    ------------    ------------    ------------

           NET INCOME...............................................   $      2,174    $      2,270    $      6,350    $      6,085
                                                                       ============    ============    ============    ============

Basic earnings per share--Note 16 ..................................   $        .92    $        .96    $       2.68    $       2.56
                                                                       ============    ============    ============    ============

Diluted earnings per share--Note 16 ................................   $        .91    $        .96    $       2.67    $       2.56
                                                                       ============    ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      ------------    ------------    ------------   ------------
                                                                          2000            1999            2000          1999
                                                                      ------------    ------------    ------------   ------------
Net income .......................................................... $      2,174    $      2,270    $      6,350   $      6,085
Other comprehensive income, net of tax
      Unrealized holding (losses) gains arising during the period ...         (830)           (836)            109         (3,503)
      Realized losses (gains) reflected in net income ...............          106             (24)            106            (33)
                                                                      ------------    ------------    ------------   ------------

           COMPREHENSIVE INCOME ..................................... $      1,450    $      1,410    $      6,565   $      2,549
                                                                      ============    ============    ============   ============

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 31,
                                                                                              ----------------------------------
                                                                                                   2000               1999
                                                                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income ................................................................................   $         6,350    $         6,085
Adjustments to reconcile net income to net cash
      provided by operating activities--
           Net loss (gain) on sale of investment securities ...............................               160                (50)
           Provision (credit) for loan and lease and other real estate losses .............               300                (54)
           Depreciation ...................................................................             1,789              1,370
           Amortization of goodwill and intangibles .......................................               696                508
           Premium amortization and discount accretion, net ...............................                73                145
           Pension (income) expense .......................................................               (14)               160
           Net (gain) loss on sale of assets ..............................................               (16)                 2
           Increase in accrued interest receivable ........................................            (2,723)            (1,880)
           Net change in other assets and other liabilities ...............................               720               (211)
                                                                                              ---------------    ---------------

                NET CASH PROVIDED BY OPERATING ACTIVITIES .................................             7,335              6,075
                                                                                              ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by acquisition of subsidiaries ..........................................             5,548              7,098
Proceeds from sales of investment securities, available-for-sale ..........................             9,840             24,782
Proceeds from maturities of investment securities, available-for-sale .....................             6,539             32,108
Purchase of investment securities, available-for-sale .....................................              (289)            (5,697)
Net increase in loans to customers ........................................................           (30,489)           (19,338)
Additions to premises and equipment .......................................................            (1,246)           (19,686)
Proceeds from sale of assets ..............................................................             1,217                337
                                                                                              ---------------    ---------------

                NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .......................            (8,880)            19,604
                                                                                              ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net decrease in demand, IOC,
      savings and money market accounts ...................................................           (12,702)           (16,922)
Net (decrease) increase in time deposits ..................................................            (4,759)             9,937
Net increase in federal funds purchased and
      securities sold under agreements to repurchase ......................................             6,925             (8,525)
Net increase (decrease) in other borrowed funds ...........................................             2,286              9,156
Net increase in capital stock .............................................................                 4                  0
Dividends paid ............................................................................            (2,490)            (2,490)
                                                                                              ---------------    ---------------

           NET CASH USED IN FINANCING ACTIVITIES ..........................................           (10,736)            (8,844)
                                                                                              ---------------    ---------------

           NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................           (12,281)           (16,835)

Cash and cash equivalents beginning of period .............................................            65,163             34,304
                                                                                              ---------------    ---------------

           CASH AND CASH EQUIVALENTS END OF PERIOD ........................................   $        52,882    $        51,139
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

      PRINCIPLES OF CONSOLIDATION -- In September 1998, FVNB Corp. was organized as a bank holding company for First Victoria National Bank. As a result of the reorganization, shareholders of First Victoria National Bank became shareholders of FVNB Corp. In addition, the par value of common stock outstanding changed from $2.50 per share to $.01 per share. Total authorized shares outstanding also changed from 5,000,000 to 20,000,000. These changes are reflected retroactively for each period shown in the consolidated financial statements. No revaluation of the assets and liabilities was made as a result of this reorganization. Subsequently, in May 2000, the Company made the election to become a financial holding company. The election was effective as of May 31, 2000 and had no impact on the Company's financial condition or results of operations. In January 1999, the Company completed the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and Citizens Mortgage Company. Citizens Bank of Texas continues to operate as an independent subsidiary of the Parent Company. Existing banking facilities located in New Waverly, Huntsville and The Woodlands, Texas retained the name Citizens Bank of Texas, N.A. The acquisition, which was accounted for using the purchase method of accounting, is discussed further in Note 18 to the consolidated financial statements.

      The consolidated financial statements of the Company include the accounts of First Victoria National Bank and Citizens Bank of Texas, N.A. (collectively the Subsidiary Banks) and their respective wholly owned subsidiaries as well as Citizens Mortgage Company. The wholly owned subsidiaries of First Victoria National Bank include PMV, Inc., which was established for the purpose of acquiring, managing and liquidating assets acquired in satisfaction of debts previously contracted; First Victoria Community Development Corporation, which was established for the purpose of acquiring, developing, rehabilitating, managing, renting and selling housing units primarily to benefit low and moderate income residents of the local area and to promote and invest in such community development projects; and First Victoria Leasing, Inc., which was established for the purpose of transacting and accounting for leasing activities of the Bank. As of September 30, 2000, both PMV, Inc. and First Victoria Community Development Corporation were inactive. Citizens Bank of Texas, N.A. has one wholly owned operating subsidiary, Citizens Insurance Agency of Texas, Inc.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

(2) STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the nine months ended September 30, 2000 and 1999 was approximately $17,201,000 and $14,642,000, respectively. Cash paid for federal

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

income taxes was approximately $1,764,000 and $1,987,000 during the nine months ended September 30, 2000 and 1999, respectively. Non-cash transactions representing the transfer of non-performing loans to other real estate owned and foreclosed assets totaled approximately $878,000 and $570,000 for the nine months ended September 30, 2000 and 1999, respectively.

(3) CASH AND DUE FROM BANKS: Cash and due from banks of approximately $7,830,000 and $6,756,000 at September 30, 2000 and December 31, 1999, respectively, were maintained to satisfy regulatory reserve requirements.

(4) INVESTMENT SECURITIES: As of September 30, 2000, the Company's entire investment portfolio was classified as available-for-sale and this classification resulted in an unrealized loss of approximately $4,738,000. This was reflected as a decrease to available-for-sale securities of approximately $4,738,000 and a corresponding decrease to shareholders' equity and a deferred tax asset of approximately $3,128,000 and $1,610,000, respectively. As of December 31, 1999, the classification resulted in an unrealized loss of approximately $5,065,000. This was reflected as a decrease to available-for-sale securities of approximately $5,065,000 and a corresponding decrease to shareholders' equity and a deferred tax asset of approximately $3,343,000 and $1,722,000, respectively.

      During the nine months ended September 30, 2000, the Company sold various fixed rate securities with a total book value of approximately $10,000,000 resulting in a net loss of approximately $160,000. These securities were sold primarily for liquidity purposes. There were no called bonds during the period ended September 30, 2000. During the nine months ended September 30, 1999, the Company sold various fixed rate securities with a total book value of approximately $24,736,000 resulting in a net gain of approximately $46,000. These securities were sold primarily for liquidity purposes and to improve the overall yield of the investment portfolio. In addition, there were several called bonds during the same period with a total book value of approximately $17,000,000 resulting in a net gain of approximately $4,000.

      A comparison of investment securities at book and market values, as determined by an independent broker, is as follows (in thousands):

                                                                                            SEPTEMBER 30, 2000
                                                                       -------------------------------------------------------------
                                                                        AMORTIZED      UNREALIZED        UNREALIZED       MARKET
                                                                          COST           GAINS             LOSSES          VALUE
                                                                       ------------   ------------      ------------    ------------
Available-for-sale:

      U.S. Treasuries ..............................................   $        189                      $0$       0    $        189
      U.S. Government Agencies .....................................        100,357              0            (3,461)         96,896
      Mortgaged-backed securities and collateralized
           mortgage obligations ....................................         43,130              0            (1,279)         41,851
      State and political subdivisions .............................            915              4                (2)            917
      Other ........................................................          3,363              0                 0           3,363
                                                                       ------------   ------------      ------------    ------------
                Total ..............................................   $    147,954   $          4      $     (4,742)   $    143,216
                                                                       ============   ============      ============    ============
                                                                                            DECEMBER 31, 1999
                                                                       -------------------------------------------------------------
                                                                        AMORTIZED      UNREALIZED        UNREALIZED       MARKET
                                                                          COST           GAINS             LOSSES          VALUE
                                                                       ------------   ------------      ------------    ------------
Available-for-sale:

      U.S. Treasuries ..............................................   $        193   $          0      $         (2)   $        191
      U.S. Government Agencies .....................................        111,253              0            (3,720)        107,533
      Mortgaged-backed securities and collateralized
           mortgage obligations ....................................         48,168              1            (1,335)         46,834
      State and political subdivisions .............................          1,290              1               (10)          1,281
      Other ........................................................          2,937              0                 0           2,937
                                                                       ------------   ------------      ------------    ------------
                Total ..............................................   $    163,841   $          2      $     (5,067)   $    158,776
                                                                       ============   ============      ============    ============

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      The amortized cost and estimated market value of investment securities at September 30, 2000 and December 31, 1999, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          SEPTEMBER 30, 2000                DECEMBER 31, 1999
                                                                     -----------------------------     -----------------------------
                                                                       AMORTIZED         MARKET          AMORTIZED         MARKET
                                                                         COST             VALUE            COST             VALUE
                                                                     ------------     ------------     ------------     ------------
Due in one year or less ........................................     $        778     $        779     $      1,883     $      1,877
Due after one year through five years ..........................           83,169           80,443           83,892           81,258
Due after five years through ten years .........................           20,000           19,241           30,000           28,889
Due after ten years ............................................           44,007           42,753           48,066           46,752
                                                                     ------------     ------------     ------------     ------------
     Total .....................................................     $    147,954     $    143,216     $    163,841     $    158,776
                                                                     ============     ============     ============     ============

      Securities with a par value of approximately $85,440,000 and $138,790,000 at September 30, 2000 and December 31, 1999, respectively, were pledged to secure public and trust deposits as required or permitted by law.

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

                                               SEPTEMBER 30,      DECEMBER 31,
                                                    2000             1999
                                               --------------    --------------
Commercial and financial ....................  $       96,174    $       88,660
Mortgage real estate ........................         199,571           157,693
Construction real estate ....................          16,102            12,887
Agriculture .................................          70,274            74,715
Consumer ....................................          58,826            53,574
                                               --------------    --------------
      Total loans and leases ................         440,947           387,529
                                               --------------    --------------
Less -
   Unearned income ..........................             (42)             (122)
   Allowance for loan and lease losses ......          (4,810)           (4,573)
                                               --------------    --------------

      Net loans and leases ..................  $      436,095    $      382,834
                                               ==============    ==============

      As of September 30, 2000 and December 31, 1999, First Victoria Leasing, Inc. a wholly owned subsidiary of First Victoria National Bank was an equity participant in the leveraged lease of an aircraft. As First Victoria National Bank has no general liability for the non-recourse debt attributable to the acquisition of such asset, the debt has been offset against the related rentals receivable. The net investment in leveraged lease consists of the following (in thousands):
                                             SEPTEMBER 30,     DECEMBER 31,
                                                 2000              1999
                                            --------------    --------------
Rentals receivable (net of principal and
  interest on non-recourse debt) .......... $        5,772    $        5,772
Estimated residual value ..................          6,375             6,375
Unearned and deferred income ..............         (4,587)           (4,887)
                                            --------------    --------------
Investment in leveraged lease .............          7,560             7,260
Deferred income taxes .....................         (4,774)           (4,513)
                                            --------------    --------------

   Net Investment ......................... $        2,786    $        2,747
                                            ==============    ==============

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------


      A summary of the components of income from the leveraged lease follows for the nine months ended September 30, 2000 and 1999:
                                                              2000         1999
                                                              ----         ----
      Income before income taxes.........................     $301         $361
      Income tax expense.................................     (102)        (123)
                                                              ----         ----

   Net income from leveraged lease.......................     $199         $238
                                                              ====         ====

      Transactions in the allowance for loan and lease losses for the nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                              2000       1999
                                                             ------     ------
Balance at beginning of period...........................    $4,573     $3,308
   Addition to reserve related to acquisitions...........        87        600
   Provision (credit) for loan and lease losses..........       300        (54)
   Loans and leases charged off..........................      (635)      (683)
   Recoveries of loans and leases charged off............       485      1,146
                                                             ------     ------
Balance at end of period.................................    $4,810     $4,317
                                                             ======     ======

      The allowance is maintained at a reasonable level which management considers adequate to cover estimated losses inherent in the loan and lease portfolio. The Company's methodology is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. The components that comprise the allowance include basically two areas -- (1) specific allowances on loans and leases, and
(2) a general allowance for loans other than those with specific allowances based upon a historical moving average and amounts for factors which are considered areas of additional risk. Management of the Subsidiary Banks assesses the adequacy of the allowance for loan and lease losses quarterly using a three step procedure. First, loans and leases are reviewed and categorized as to potential risk based upon an internal grading. Specific allowances are then established for any loans and leases with identified loss potential after consideration of third-party appraisals of collateral value, if any, and management assessments of current economic conditions, guarantor support, cash flows, and other circumstances, as appropriate. Second, a general allowance is determined based upon the historical loss experience of the portfolio as a whole. These estimates are based upon historical data related to type of loan, risk assessment, historical loss experience and other factors. Third, the historical loss experience is adjusted based on estimates of losses in the portfolio as a whole that cannot be identified with specific loans and leases, taking into consideration local and national economic trends, volume of past due and seriously delinquent loans and leases, non-performing loans and leases, loan and lease concentrations, and other similar factors. These considerations are not limited to previous collection experience and include estimates of the effect of changing business trends and other environmental conditions. As conditions are continually changing, it is necessary for management to review the loan portfolio and market conditions quarterly and make appropriate adjustments to the allowance. Management believes that the allowance for loan and lease losses at September 30, 2000 and December 31, 1999 was adequate to cover expected losses based on economic circumstances known or anticipated at that time.

      Loans and leases receivable on which the accrual of interest has been discontinued amounted to approximately $1,361,000 and $2,013,000 at September 30, 2000 and December 31, 1999, respectively. The effect of the reversal of previously accrued interest on interest income was approximately $29,000 and $60,000 for the nine months ended September 30, 2000 and 1999, respectively. If during the nine months ended September 30, 2000 and 1999 interest had been accrued at the stated rates, interest income would have increased by approximately $107,000 and $121,000, respectively. As of September 30, 2000, the Company had restructured loans and leases of approximately $32,000. The effect on net interest income resulting from the difference between the interest recognized on such loans and leases and the interest that would have been recognized at the original rate was not material for the nine months ended September 30, 2000 or 1999. As of December 31, 1999, restructured loans and leases totaled approximately $32,000.

      Foreclosed assets are carried in other assets at the lower of loan balance or estimated fair value less estimated selling costs and totaled approximately $68,000 and $297,000 at September 30, 2000 and December 31, 1999, respectively. The Company recorded net gains of approximately $16,000 on sales of foreclosed assets during the nine months ended September 30, 2000 and net losses of approximately $1,000 during the same period in 1999.

      Total impaired loans and leases on the Company's books (including non-accrual and restructured loans and leases) amounted to approximately $1,391,000 and $1,709,000 as of September 30, 2000 and December 31, 1999,
respectively. Approximately $330,000 and $471,000 of the allowance for loan and lease losses was allocated specifically to these loans and leases as of September 30, 2000 and December 31, 1999, respectively. The average balance of impaired loans and leases outstanding during nine months ended September 30, 2000 was approximately $1,492,000. The average balance of impaired loans and leases outstanding during 1999 was approximately $2,191,000.

(6) PREMISES AND EQUIPMENT: The following is a summary of premises and equipment (in thousands):

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2000               1999
                                             ---------------    ---------------
Land .....................................   $         3,057    $         2,978
Buildings ................................            15,549             15,031
Furniture and equipment ..................            28,724             27,824
                                             ---------------    ---------------
                                                      47,330             45,833
Accumulated depreciation .................           (16,882)           (15,140)
                                             ---------------    ---------------
      Total ..............................   $        30,448    $        30,693
                                             ===============    ===============

      Furniture and equipment at September 30, 2000 includes an aircraft with a net book value of approximately $17,791,000 purchased as a part of a lease agreement as discussed in Note 19 to the consolidated financial statements.

(7) DEPOSITS: Time certificates of deposit of $100,000 or more amounted to approximately $95,021,000 and $95,900,000 at September 30, 2000 and December 31, 1999, respectively. Interest expense for these deposits was approximately $4,026,000 and $3,408,000 for the nine months ended September 30, 2000 and 1999, respectively.

(8) INCOME TAXES: The Company recorded current federal income tax expense of approximately $2,262,000 and $1,793,000 for the nine months ended September 30, 2000 and 1999, respectively. In addition, the Company recorded deferred tax expense of approximately $1,373,000 and $1,514,000 for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000 and December 31, 1999, the Company had net deferred tax liabilities of approximately $5,709,000 and $4,016,000, respectively, which were reflected in other liabilities on the consolidated financial statements.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Subsidiary Banks to guarantee performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include accounts receivable, inventory, equipment or real estate.

      The Subsidiary Banks' exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amounts of those instruments. As of September 30, 2000 and December 31, 1999, the Subsidiary Banks had commitments to extend credit of approximately $128,428,000 and $132,361,000 and standby letters of credit of approximately $1,594,000 and $2,122,000, respectively. The following is a breakdown of commitments by type (in thousands):

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2000               1999
                                               ---------------   ---------------
Commercial and financial ...................   $        44,298   $        48,265
Real Estate ................................            18,493            17,505
Agriculture ................................            40,598            37,948
Consumer ...................................            25,039            28,643
                                               ---------------   ---------------
      Total ................................   $       128,428   $       132,361
                                               ===============   ===============

(10) LITIGATION: In the normal course of business, the Company has become involved in routine claims and lawsuits, but management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

(11) EMPLOYEE BENEFITS: First Victoria National Bank's Employees' Profit Sharing Plan is a 401(k) salary deferral plan which allows employees to defer up to 15% of their compensation. In addition, participants are allowed to borrow up to 50% of their vested portion for specific purposes identified in the plan. Based upon the employee's contribution, First Victoria National Bank contributes a matching amount equal to 50% of the employee's contribution, not to exceed 5% of compensation. At the discretion of the Board of Directors, additional amounts can be contributed annually to the plan by First Victoria National Bank. All employees with at least one year of service are eligible to participate in the plan and employer contributions become fully vested after 7 years of service by the employee. The plan is administered by the Trust and Investment Management Department of First Victoria National Bank and is prohibited from investing in the common stock of the Company. Contributions to the plan by First Victoria National Bank were approximately $103,000 for each of the nine months ended September 30, 2000 and 1999, respectively. Citizens Bank of Texas maintains a 401(k) salary deferral plan in which employees are allowed to defer up to 6% of their compensation. Based upon the employee's contribution, Citizens Bank of Texas contributes a matching amount equal to 25% of the employee's contribution. Contributions to the plan by Citizens Bank of Texas during the first nine months of 2000 and 1999 were approximately $13,000 and $11,000, respectively.

      First Victoria National Bank's Incentive Compensation Plan is administered by the Compensation and Retirement Committee of the Board of Directors (the "Committee"). The Committee determines which officers may participate in the plan and the extent of their participation. All awards are contingent upon the bank's attaining certain financial objectives established annually by the Committee. Prior to 1997, the plan provided for a portion of an annual award to be distributed in cash with the remainder in the form of performance units. Performance units are determined by dividing the portion of the award to be paid in performance units by the book value per share of common stock at the end of the year in which the award is earned. The performance units may be redeemed equally over the three years following the award at the option of the participant. Performance units entitle participants to receive a future payment in cash equal to the book value of the Company common stock at the date of redemption. Accruals of additional expense for each unredeemed performance award will be made in future years to reflect increases in the book value per share of common stock of the Company. Total expense of the plan recorded by the Company for the nine months ended September 30, 2000 and 1999 represented accruals for the increase in book value per share of common stock related to previously awarded performance units and was not material.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      On July 15, 1997, the Compensation and Retirement Committee of First Victoria National Bank approved an Officer Annual Incentive Plan effective as of January 1, 1997. The revised plan is administered by the Committee and all awards are payable entirely in cash and are contingent upon First Victoria National Bank's attaining various growth and financial objectives to be determined annually. Short term incentive expenses of approximately $98,000 and $392,000 related to this plan were recorded during the first nine months of 2000 and 1999, respectively.

      First Victoria National Bank maintains a noncontributory defined benefit pension plan that covers First Victoria National Bank employees who meet specified age and length of service requirements and provides for a single benefit formula that is based on the participant's final adjusted monthly compensation. The plan holds assets comprised of U.S. Treasury bonds, U.S. Government agency securities, corporate bonds, notes and common stock. Funding is limited to the maximum amounts that are available for deduction for federal income tax purposes. Accrued estimated pension income of approximately $19,000 was recorded for the first nine months of 2000. Accrued estimated pension expense of approximately $155,000 related to this plan was recorded during the first nine months of 1999. Citizens Bank of Texas also maintains a pension plan for its employees. Expenses related to the plan during the first six months of 2000 were not material.

      In March 1998, the Company adopted the 1998 FVNB Corp. Stock Incentive Plan (the "1998 Plan") which provides for the granting of incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to directors, officers and key employees responsible for the direction and management of the Company or the Subsidiary Banks. On September 15, 1998 a total of 52,000 stock options were granted to certain directors and officers at an exercise price of $33.00, which equaled market price of the underlying stock on September 15, 1998. An additional 1,000 options were granted on December 15, 1998 at an exercise price of $34.00, which also equaled market price of the underlying stock on December 15, 1998. On May 18, 1999, an additional 59,600 stock options were granted to certain directors and officers at an exercise price of $32.50, which equaled the market price of the underlying stock on the date of grant. On May 16, 2000, an additional 69,600 stock options were granted to certain directors and officers at an exercise price of $36.25, which equaled the market price of the underlying stock on the date of grant. Options have a six-month vesting period for directors and a ratable three-year vesting period for officers. All options expire ten years from the date of grant. As of September 30, 2000, options to acquire a total of 182,100 shares of common stock of the Company remain outstanding.

(12) TRUST ASSETS: Trust assets and other properties, except cash deposits, held by the Trust and Investment Management Department of First Victoria National Bank in agency or other fiduciary capacities for its customers are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The book value of trust assets was approximately $219,081,000 and $209,811,000 at September 30, 2000 and December 31, 1999,
respectively.

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
                                                               2000       1999
                                                              ------     ------
Balance at beginning of year.............................     $3,545     $3,820
   Additions.............................................      3,533      2,477
   Reductions............................................     (2,858)    (3,583)
                                                              ------     ------
Balance at end of period.................................     $4,220     $2,714
                                                              ======     ======

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      Approximately 25.37% of the Company's outstanding stock was owned by principal shareholders, directors, and executive officers of the Company at September 30, 2000.

      The aggregate deposits owned by principal shareholders, directors, and executive officers of the Company at September 30, 2000 and December 31, 1999 amounted to approximately 2.12% and 1.97%, respectively, of total deposits.

(14) OTHER BORROWINGS: The following table represents the contractual principal reductions due on the other borrowings of the Company as of September 30, 2000 and December 31, 1999, in thousands. The weighted average contractual rate on the balances of other borrowings outstanding was 6.73% and 6.69% as of September 30, 2000 and December 31, 1999, respectively. All balances shown are comprised of Federal Home Loan Bank advances and debt related to an aircraft leasing transaction as described in Note 19 to the consolidated financial statements.

                                                SEPTEMBER 30,     DECEMBER 31,
                                                   2000               1999
                                               ---------------   ---------------
Within one year ............................   $         6,064   $         1,872
One to two years ...........................             2,104             5,590
Two to three years .........................             4,728             1,951
Three to four years ........................             5,047             4,432
Four to five years .........................             4,680             5,069
After five years ...........................             8,432             8,913
                                               ---------------   ---------------
      Total ................................   $        31,055   $        27,827
                                               ===============   ===============

(15) SHAREHOLDERS' EQUITY: On July 26, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on August 18, 2000 to shareholders of record as of August 4, 2000. In addition, on October 25, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on November 17, 2000 to shareholders of record as of November 3, 2000. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank. There are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends.

Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Subsidiary Banks have satisfied all capital adequacy requirements to which they are subject.

As of September 30, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized each of the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below (dollars in thousands). There are no conditions or events since that notification that management believes

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

have changed the Subsidiary Banks' categories. Presented below are the capital ratios for the Company and the Subsidiary Banks as of September 30, 2000 and December 31, 1999.


                                                                                                FOR CAPITAL
                                                                                                 ADEQUACY
                                                     ACTUAL                                      PURPOSES
                                       ---------------------------------    --------------------------------------------------------
                                           AMOUNT            RATIO              AMOUNT                            RATIO
                                       ---------------   ---------------    ---------------           ------------------------------
AS OF SEPTEMBER 30, 2000:
   Total Capital
      (to Risk Weighted Assets):
        FVNB Corp. .................   $        58,046             12.47%   $        37,235           greater than or equal to 8.00%
        First Victoria National Bank            47,702             12.16%            31,384           greater than or equal to 8.00%
        Citizens Bank of Texas, N.A             10,275             14.88%             5,523           greater than or equal to 8.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................   $        53,236             11.44%   $        18,618           greater than or equal to 4.00%
        First Victoria National Bank            43,821             11.17%            15,692           greater than or equal to 4.00%
        Citizens Bank of Texas, N.A              9,412             13.63%             2,761           greater than or equal to 4.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .................   $        53,236              8.04%   $        26,494           greater than or equal to 4.00%
        First Victoria National Bank            43,821              7.54%            23,262           greater than or equal to 4.00%
        Citizens Bank of Texas, N.A              9,412             11.19%             3,363           greater than or equal to 4.00%



AS OF DECEMBER 31, 1999:
   Total Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................   $        57,508             13.28%   $        34,634           greater than or equal to 8.00%
        First Victoria National Bank            48,341             13.05%            29,631           greater than or equal to 8.00%
        Citizens Bank of Texas, N.A              9,270             14.79%             5,016           greater than or equal to 8.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................   $        52,935             12.23%   $        17,317           greater than or equal to 4.00%
        First Victoria National Bank            44,479             12.01%            14,816           greater than or equal to 4.00%
        Citizens Bank of Texas, N.A              8,559             13.65%             2,508           greater than or equal to 4.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .................   $        52,935              8.40%   $        25,202           greater than or equal to 4.00%
        First Victoria National Bank            44,479              7.95%            22,378           greater than or equal to 4.00%
        Citizens Bank of Texas, N.A              8,559              9.43%             3,630           greater than or equal to 4.00%
                                                             TO BE WELL
                                                         CAPITALIZED UNDER
                                                         PROMPT CORRECTIVE
                                                          ACTION-PROVISION
                                       --------------------------------------------------------
                                           AMOUNT                           RATIO
                                       ---------------          -------------------------------
AS OF SEPTEMBER 30, 2000:
   Total Capital
      (to Risk Weighted Assets):
        FVNB Corp. .................   $        46,544          greater than or equal to 10.00%
        First Victoria National Bank            39,230          greater than or equal to 10.00%
        Citizens Bank of Texas, N.A              6,904          greater than or equal to 10.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................   $        27,926           greater than or equal to 6.00%
        First Victoria National Bank            23,538           greater than or equal to 6.00%
        Citizens Bank of Texas, N.A              4,142           greater than or equal to 6.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .................   $        33,117           greater than or equal to 5.00%
        First Victoria National Bank            29,077           greater than or equal to 5.00%
        Citizens Bank of Texas, N.A              4,204           greater than or equal to 5.00%



AS OF DECEMBER 31, 1999:
   Total Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................   $        43,293          greater than or equal to 10.00%
        First Victoria National Bank            37,039          greater than or equal to 10.00%
        Citizens Bank of Texas, N.A              6,270          greater than or equal to 10.00%

   Tier I Capital
      (to Risk Weighted Assets)
        FVNB Corp. .................   $        25,976           greater than or equal to 6.00%
        First Victoria National Bank            22,224           greater than or equal to 6.00%
        Citizens Bank of Texas, N.A              3,762           greater than or equal to 6.00%

   Tier I Capital
      (to Average Assets)
        FVNB Corp. .................   $        31,503           greater than or equal to 5.00%
        First Victoria National Bank            27,972           greater than or equal to 5.00%
        Citizens Bank of Texas, N.A              4,537           greater than or equal to 5.00%

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

(16) EARNINGS PER SHARE: The weighted average number of shares outstanding during the nine months ended September 30, 2000 was 2,372,877. The weighted average number of shares outstanding during 1999 was 2,372,792.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                                                 SEPTEMBER 30,
                                                                                                            ------------------------
                                                                                                               2000          1999
                                                                                                            ----------    ----------
NUMERATOR:
      Net income, as reported ..........................................................................    $    6,350    $    6,085
      Effect of dilutive securities ....................................................................             0             0
                                                                                                            ----------    ----------
      Numerator for diluted earnings per common share ..................................................    $    6,350    $    6,085
                                                                                                            ==========    ==========

DENOMINATOR:
      Denominator for basic earnings per share-- weighted average shares ...............................         2,373         2,373
      Effect of dilutive securities:
           Outstanding stock options ...................................................................             4             0
                                                                                                            ----------    ----------
      Denominator for diluted earnings per share-- adjusted weighted average
         shares and assumed option exercises ...........................................................         2,377         2,373
                                                                                                            ==========    ==========

      Basic earnings per share .........................................................................    $     2.68    $     2.56

      Diluted earnings per share .......................................................................    $     2.67    $     2.56

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      The following table represents the estimated fair values of the Company's financial instruments, in thousands:

                                                                               SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                                           ---------------------------   ---------------------------
                                                                            BOOK VALUE     FAIR VALUE     BOOK VALUE     FAIR VALUE
                                                                           ------------   ------------   ------------   ------------
Financial Assets:
           Cash and due from banks .....................................   $     27,762   $     27,762   $     26,993   $     26,993
           Federal funds sold ..........................................         25,120         25,120         38,170         38,170
           Investment securities, available-for-sale ...................        143,216        143,216        158,776        158,776
           Loans and leases, net .......................................        436,095        429,921        382,834        376,572
           Accrued interest receivable .................................          7,675          7,675          4,758          4,758
Financial Liabilities:
           Time deposits ...............................................        299,074        299,390        281,334        281,614
           Other deposits ..............................................        271,816        271,816        273,486        273,486
                                                                           ------------   ------------   ------------   ------------
                     Total deposits ....................................        570,890        571,206        554,820        555,100
           Federal funds purchased and securities
                sold under agreements to repurchase ....................         10,675         10,675          3,750          3,750
           Other borrowings ............................................         31,055         28,988         27,827         25,806
           Accrued interest payable ....................................          2,176          2,176          2,377          2,377
Off-Balance Sheet Instruments:
           Commitments to extend credit ................................              0        128,428              0        132,361

(18) ACQUISITIONS: On April 14, 2000, First Victoria National Bank paid approximately $6,722,000 to acquire Mid-Coast Savings Bank. The Bank acquired net loans of approximately $23,950,000 and deposits of approximately $33,532,000. Upon completion of the transaction, Mid-Coast Savings Bank merged with First Victoria National Bank and its existing branches, located in Edna and Ganado, Texas, began operating as branches of First Victoria National Bank. Total intangible assets associated with the acquisition were approximately $4,257,000. The Bank accounted for this transaction using the purchase method.

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

(19) OPERATING LEASES: In June 1999, First Victoria Leasing, Inc., a wholly owned subsidiary of First Victoria National Bank, became a participant in an operating lease of an aircraft. As a result, the Company's consolidated balance sheet reflects the aircraft at a book value of approximately $17,791,000 and $18,551,000 at September 30, 2000 and December 31, 1999, respectively. In addition, the Bank recorded related non-recourse debt of approximately $11,779,000 and $12,831,000 as of September 30, 2000 and December 31, 1999,
respectively. The debt calls for monthly payments of $190,000 over an original term of approximately seven years with a final balloon payment of approximately $2,285,000 due

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

in April 2006. The average rate on the debt is 7.09%. The following table represents the contractual future rental income related to this transaction that was receivable as of September 30, 2000 and December 31, 1999, in thousands:

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2000              1999
                                               ---------------   ---------------
Within one year ............................   $         2,280   $         2,280
One to two years ...........................             2,280             2,280
Two to three years .........................             2,280             2,280
Three to four years ........................             2,280             2,280
Four to five years .........................             2,280             2,280
After five years ...........................             1,330             3,040
                                               ---------------   ---------------

Total ......................................   $        12,730   $        14,440
                                               ===============   ===============

(20) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years ending after June 15, 1999. The Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Subsequently, in June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" was issued. Management of the Company is currently assessing the potential impact that the Statement will have on its consolidated financial statements and results of operations. The Company will implement the Statement on January 1, 2001 and anticipates that such adoption will not have a material impact on its consolidated financial statements or results of operations.

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

RESULTS OF OPERATIONS

      For the nine months ended September 30, 2000, the Company recorded net income of approximately $6,350,000, or $2.68 basic earnings per share, compared to approximately $6,085,000, or $2.56 basic earnings per share, for the same period in 1999. The return on average assets of 1.27% and return on average equity of 13.82% for the first nine months of 2000 compare to amounts of 1.30% and 13.85%, respectively, for the same period in 1999.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NET INTEREST INCOME

      Net interest income, for the nine months ended September 30, 2000, amounted to approximately $20,534,000 compared to $18,894,000 for the same period in 1999. This represents an increase of approximately $1,640,000, or 8.68% due primarily to an overall increase in the volume and yields on earning assets as well as a shift in the mix of earning assets from investment securities into higher yielding loans. Average earning assets increased approximately $27,171,000, or 4.71%, from $576,794,000 at September 30, 1999, to
$603,965,000 at September 30, 2000. The corresponding yields on these assets increased approximately 55 basis points from 7.76% to 8.31% over the same period. Average interest bearing liabilities also increased approximately $18,251,000 or 3.88%, from $470,975,000 at September 30, 1999 to $489,226,000 at
September 30, 2000. The corresponding cost of funds increased over the same period by approximately 41 basis points from 4.05% to 4.46%.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

NON-INTEREST INCOME

      Total non-interest income for the nine months ended September 30, 2000, was approximately $7,579,000 compared to $6,124,000 for the same period in 1999. This represents an increase of approximately $1,455,000, or 23.76%. During the nine months ended September 30, 2000, the Company sold various fixed rate investment securities resulting in a net loss of approximately $160,000. There were no called bonds during the period ended September 30, 2000. During the nine months ended September 30, 1999, the Company sold various fixed rate securities resulting in a net gain of approximately $46,000. In addition there were several called bonds during the same period resulting in a net gain of approximately $4,000. These transactions are discussed in further detail in Note 4 to the consolidated financial statements. Trust service fees increased approximately $136,000, or 10.83% from 1999 to 2000 due to overall growth in the volume of assets and accounts being serviced. Service charges and fees on deposit accounts increased approximately $391,000, or 12.76%, due to an increase in the volume of insufficient funds charges and check card transaction fees as well as additional fee income recorded by the Company as a result of the implementation of new deposit products at Citizens Bank of Texas. Other non-interest income increased approximately $1,120,000, or 63.82%. This increase was due to growth in commission fee income as well as the addition of rental income related to the operating lease of an aircraft discussed in detail in Note 19 to the consolidated financial statements. Gains or losses recorded by the Company related to the sale of assets were not material during the nine months ended June 30, 2000 or 1999.

NON-INTEREST EXPENSE

      Total non-interest expense for the nine months ended September 30, 2000, was approximately $17,828,000 compared to $15,680,000 for the same period in 1999. This represents an increase of approximately $2,148,000, or 13.70%. Salaries and wages increased approximately $815,000, or 11.03%, from 1999 to 2000 due primarily to the acquisition of Mid-Coast Savings Bank as well as normal ongoing merit increases and staff growth. Employee benefits decreased approximately $144,000, or 12.73%, due primarily to lower costs associated with group medical insurance and pension plans recorded during the first nine months of 2000 by First Victoria National Bank. Furniture and equipment expense increased approximately $430,000, or 38.98% due primarily to additional depreciation expense recognized on the aircraft recorded on the Company's books as a result of the operating lease transaction discussed in Note 19 to the consolidated financial statements. Communication and supplies expense increased approximately $172,000 , or 17.29%, from 1999 to 2000 due primarily to increased supply usage as well as increased telephone expense at Citizens Bank of Texas related to the installation and usage of new telephone lines. Professional fees decreased approximately $36,000, or 4.91% from 1999 to 2000 due primarily to the write-off of organizational costs by the Company in January 1999 related to legal services performed during the formation of the Parent Company as required by AICPA Statement of Position 98-5. Amortization of goodwill and intangibles increased approximately $188,000, or 37.01%, from 1999 to 2000 due directly to the amortization of goodwill recognized as a result of the acquisition of Citizens Bank of Texas in 1999 and Mid-Coast Savings Bank in April 2000. Other components of non-interest expense include net occupancy expense, marketing and advertising and FDIC insurance premiums. Each of these categories changed only nominally from 1999 to 2000 as the result of normal operations and growth of the Company.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The allowance for loan and lease losses is maintained at a level considered appropriate by management and is based on the ongoing assessment of the risks inherent in the loan and lease portfolio, as well as on the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertainties. In evaluating the adequacy of the allowance, management incorporates such factors as local and national economic trends, volume of past due and seriously delinquent loans, non-performing loans, loan concentrations, and other similar factors. These considerations are not limited to previous collection experience but also include estimates of the effect of changing business trends and other environmental conditions. The determination of the adequacy of the allowance for loan and lease losses can be made only on a judgmental basis. Management of the Company believes that the allowance for loan and lease losses at September 30, 2000 and December 31, 1999 was adequate to cover expected losses based on economic circumstances known or anticipated at that time. As conditions are continually changing, it is necessary for management to review the loan and lease portfolio and market conditions and make appropriate adjustments to the allowance. Any necessary changes to the allowance resulting from revised loss estimates will be reflected in future earnings.

      The allowance for loan and lease losses was approximately $4,810,000 or 1.09%, of total loans and leases at September 30, 2000, compared to $4,573,000, or 1.18%, of total loans and leases at December 31, 1999. Net loans charged-off were approximately $150,000 for the nine months ended September 30, 2000. Net loans recovered were approximately $463,000 for the nine months ended September 30, 1999.

      The Company accounts for impaired loans and leases in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure". These standards address the accounting by creditors for the impairment of certain loans and leases as well as the accounting for troubled debt restructurings. A loan and lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. The standards allow impaired loans that fall within the scope of SFAS No. 114, as amended by SFAS No. 118, to be measured based on the present value of expected future cash flows for each loan or lease discounted at the effective interest rate or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans and leases on the Company's books (including non-accrual and restructured loans) amounted to approximately $1,391,000 and $1,709,000 as of September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000 and December 31, 1999, approximately $330,000 and $471,000, respectively, of the allowance for loan and lease losses was allocated specifically to these loans.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      Following is an analysis of the allowance for loan and lease losses for the nine months ended September 30, (in thousands):

                                                                                                             2000           1999
                                                                                                           --------       --------
Balance at beginning of period .......................................................................     $  4,573       $  3,308
Addition to reserve related to acquisitions ..........................................................           87            600
Provision (credit) charged to operating expense ......................................................          300            (54)
Loans and leases charged off:
           Commercial and financial ..................................................................         (246)          (451)
           Real estate ...............................................................................            0             (1)
           Agriculture ...............................................................................         (174)           (13)
           Consumer ..................................................................................         (215)          (218)
                                                                                                           --------       --------
                     Total charged off ...............................................................         (635)          (683)
                                                                                                           --------       --------
Recoveries of loans and leases previously charged off:
           Commercial and financial ..................................................................           94            998
           Real estate ...............................................................................          242             24
           Agriculture ...............................................................................           83             33
           Consumer ..................................................................................           66             91
                                                                                                           --------       --------
                     Total recoveries ................................................................          485          1,146
                                                                                                           --------       --------
Net loans and leases (charged off) recovered .........................................................         (150)           463
                                                                                                           --------       --------
Balance at end of period .............................................................................     $  4,810       $  4,317
                                                                                                           ========       ========

Allowance for loan and lease losses as a percentage of total loans and leases ........................         1.09%          1.19%
Net (charge-offs) recoveries as a percentage of average
   loans and leases outstanding ......................................................................         (.04)%          .13%

NON-PERFORMING ASSETS

                                                                                                                SEPTEMBER 30,
                                                                                                           -----------------------
Past due 90 days or more and still accruing:                                                                 2000           1999
                                                                                                           --------       --------
           Commercial and financial ..................................................................     $     76       $     18
           Real estate ...............................................................................          197            471
           Agriculture ...............................................................................           30             91
           Consumer ..................................................................................           47             64
                                                                                                           --------       --------
             Total past due 90 days or more ..........................................................          350            644
                                                                                                           --------       --------
Non-accrual:
           Commercial and financial ..................................................................          169            281
           Real estate ...............................................................................          864          1,106
           Agriculture ...............................................................................          325            260
           Consumer ..................................................................................            3              0
                                                                                                           --------       --------
           Total non-accrual .........................................................................        1,361          1,647
                                                                                                           --------       --------
Restructured Loans: ..................................................................................
           Commercial and financial ..................................................................            0              0
           Real estate ...............................................................................           32             32
           Agriculture ...............................................................................            0              0
           Consumer ..................................................................................            0              0
                                                                                                           --------       --------
             Total restructured loans ................................................................           32             32
Real estate and other collateral acquired through foreclosure ........................................           68            443
                                                                                                           --------       --------
           Total non-performing assets ...............................................................     $  1,811       $  2,766
                                                                                                           ========       ========
Non-performing assets as a percentage of
   loans and leases and other non-performing assets ..................................................          .41%           .75%

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

      Foreclosed assets are carried in other assets at the lower of the loan balance or estimated fair value less estimated selling costs and totaled approximately $68,000 and $297,000 at September 30, 2000 and December 31, 1999, respectively. The Company recorded net gains of approximately $16,000 on sales of foreclosed assets during the nine months ended September 30, 2000 and net losses of approximately $1,000 during the same period in 1999.

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

      Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future ("liquid assets"). These include federal funds sold, time deposits in banks, investment securities and loans which are nearing maturity. At September 30, 2000, the Company's liquidity ratio defined as liquid assets as a percentage of deposits was 24.42%. Liability liquidity is provided by access to funding sources, principally core depositors and correspondent banks which maintain accounts with and sell federal funds to the Subsidiary Banks.

CAPITAL

      On July 26, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on August 18, 2000 to shareholders of record as of August 4, 2000. In addition, on October 25, 2000, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on November 17, 2000 to shareholders of record as of November 3, 2000. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank, and there are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends.

      The federal banking agencies have issued comprehensive guidelines implementing risk-based capital requirements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy and encourage the holding of liquid, low-risk assets. Under these guidelines, at June 30, 2000 and December 31, 1999, the Company was required to maintain a minimum ratio of total capital-to-risk-weighted assets of 8.00% of which at least 4.00% must be in the form of Tier I capital. Tier I capital is comprised of the Company's common stock, surplus and retained earnings exclusive of goodwill. As of September 30, 2000 the Company had recorded goodwill of approximately $14,280,000 related to branch and bank acquisitions. At September 30, 2000 and December 31, 1999, the percent of total capital-to-risk-weighted assets was 12.47% and 13.28%, respectively, and currently exceeds the regulatory requirements. The Company's Tier I capital ratio as of September 30, 2000 and December 31, 1999 was 11.44% and 12.23%, respectively, and well in excess of the required ratios.

      Tier I leverage ratio is defined as the Company's Tier I capital divided by its adjusted average total assets (net of allowance for loan losses). The minimum leverage ratio is 3.00% for banking

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

organizations carrying the highest regulatory rating. Other institutions are expected to maintain a leverage ratio of at least 4.00% to 5.00% depending upon their particular condition. At September 30, 2000 and December 31, 1999, the Company's Tier I leverage ratio was 8.04% and 8.40%, respectively, which exceeds the regulatory minimum.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND INTEREST RATES  (1)

                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------------------------------
                                                                            2000                               1999
                                                            ----------------------------------  ---------------------------------
                                                                (5)         INTEREST                (5)       INTEREST
                                                              AVERAGE       INCOME/     YIELD/    AVERAGE     INCOME/     YIELD/
                                                              BALANCE       EXPENSE      COST     BALANCE     EXPENSE      COST
                                                            ------------  ------------  ------  ------------ ----------- --------
ASSETS
Earning assets:
      Due from banks ....................................   $        140  $          2    5.59% $         18           0     0.00%
      Federal funds sold ................................         21,115           347    6.43        27,840         356     5.00
      Investment securities, available-for-sale:
           Taxable ......................................        148,734         2,184    5.87       170,663       2,453     5.75
           Tax-exempt (2) ...............................            916            17    7.42         1,603          27     6.74
      Loans and leases (3) ..............................        445,561        10,529    9.40       369,186       8,311     8.93
                                                            ------------  ------------  ------  ------------ ----------- --------
                Total earning assets ....................        616,466        13,079    8.44       569,310      11,147     7.77
                                                            ------------  ------------  ------  ------------ ----------- --------
Less allowance for loan and lease losses ................         (4,687)                             (4,237)
Non-earning assets ......................................         78,519                              74,304
                                                            ------------                        ------------
                     TOTAL ASSETS .......................   $    690,298                        $    639,377
                                                            ============                        ============

LIABILITIES Interest bearing liabilities:
      Deposits:
           Savings, IOC, & MMA accounts .................   $    167,426         1,109    2.64  $    174,035       1,198     2.73
           Time deposits ................................        300,407         4,206    5.57       262,075       3,175     4.81
                                                            ------------  ------------  ------  ------------ ----------- --------
                Total interest bearing deposits .........        467,833         5,315    4.52       436,110       4,373     3.98
      Federal funds purchased and securities sold
           under agreements to repurchase ...............         11,364           189    6.51        12,869         163     4.96
      Other borrowings (4) ..............................         17,798           290    6.38        15,142         242     6.25
                                                            ------------  ------------  ------  ------------ ----------- --------
                Total interest bearing liabilities ......        496,995         5,794    4.64       464,121       4,778     4.08
                                                            ------------  ------------  ------  ------------ ----------- --------
Non-interest bearing liabilities:
      Demand deposits ...................................        102,851                              90,114
      Other liabilities .................................         23,427                              22,628
                                                            ------------                        ------------
                Total non-interest bearing liabilities ..        126,278                             112,742
Shareholders' Equity ....................................         67,025                              62,514
                                                            ------------                        ------------
                TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY ..................   $    690,298                        $    639,377
                                                            ============                        ============
Net Interest Income .....................................                 $      7,285                             6,369
                                                                          ============                       ===========
Interest Differential ...................................                                 3.80%                              3.69%
                                                                                        ======                           ========
Net Interest Margin .....................................                                 4.70%                              4.44%
                                                                                        ======                           ========

---------------

(1) DOLLARS IN THOUSANDS; INCOME AND RATES ON TAXABLE-EQUIVALENT BASIS; COMPUTED ON A DAILY YEAR-TO-DATE BASIS.
(2)     INCLUDES TAXABLE-EQUIVALENT ADJUSTMENTS BASED ON 34%
(3)     INCLUDES LOANS PLACED ON NON-ACCRUAL.
(4)     EXCLUDES BORROWINGS RELATED TO AIRCRAFT DEBT FOR PRESENTATION PURPOSES.
(5)     ALL AMOUNTS SHOWN AT AMORTIZED COST.

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND INTEREST RATES  (1)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------------------------------
                                                                            2000                               1999
                                                            ----------------------------------  ---------------------------------
                                                                (5)        INTEREST                 (5)       INTEREST
                                                              AVERAGE       INCOME/     YIELD/    AVERAGE      INCOME/     YIELD/
                                                              BALANCE       EXPENSE      COST     BALANCE      EXPENSE     COST
                                                            ------------  ------------  -----   ------------ ------------ -------
ASSETS
Earning assets:
      Due from banks ....................................   $        253  $         12   6.23%  $         18 $          1    7.33%
      Federal funds sold ................................         21,972           999   5.97         30,379        1,056    4.58
      Investment securities, available-for-sale:
           Taxable ......................................        156,590         6,894   5.87        183,346        7,891    5.74
           Tax-exempt (2) ...............................          1,034            55   7.09          1,699           83    6.54
      Loans and leases (3) ..............................        424,116        29,594   9.32        361,352       24,465    9.05
                                                            ------------  ------------  -----   ------------ ------------ -------
                Total earning assets ....................        603,965        37,554   8.31        576,794       33,496    7.76
                                                            ------------  ------------  -----   ------------ ------------ -------
Less allowance for loan and lease losses ................         (4,550)                             (4,301)
Non-earning assets ......................................         75,928                              56,207
                                                            ------------                        ------------
                     TOTAL ASSETS .......................   $    675,343                        $    628,700
                                                            ============                        ============

LIABILITIES Interest bearing liabilities:
      Deposits:
           Savings, IOC, & MMA accounts .................   $    171,397         3,391   2.64        176,701        3,414    2.58
           Time deposits ................................        293,699        11,796   5.36        253,767        9,174    4.83
                                                            ------------  ------------  -----   ------------ ------------ -------
                Total interest bearing deposits .........        465,096        15,187   4.36        430,468       12,588    3.91
      Federal funds purchased and securities sold
           under agreements to repurchase ...............          7,905           375   6.23         24,233          895    4.87
      Other borrowings ..................................         16,225           781   6.32         16,274          774    6.27
                                                            ------------  ------------  -----   ------------ ------------ -------
                Total interest bearing liabilities ......        489,226        16,343   4.46        470,975       14,257    4.05
                                                            ------------  ------------  -----   ------------ ------------ -------
Non-interest bearing liabilities:
      Demand deposits ...................................         97,390                              82,226
      Other liabilities .................................         23,055                              15,139
                                                            ------------                        ------------
                Total non-interest bearing liabilities ..        120,445                              97,365
Shareholders' Equity ....................................         65,672                              60,360
                                                            ------------                        ------------
                TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY ....................   $    675,343                        $    628,700
                                                            ============                        ============
Net Interest Income .....................................                 $     21,211                       $     19,239
                                                                          ============                       ============
Interest Differential ...................................                                3.85%                               3.71%
                                                                                        =====                             =======
Net Interest Margin .....................................                                4.69%                               4.46%
                                                                                        =====                             =======

---------------

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            During nine months ended September 30, 2000, there have been no material changes in the Company's market risk. For further information regarding the Company's market risk, refer to the Company's Annual Report to Shareholders for the year ended December 31, 1999.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   A description of legal proceedings is presented in Part I of this September 30, 2000 Form 10-Q in Note 10 to the financial statements (page 12).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) On November 2, 2000, the Company filed a Form 8-K dated November 2. The purpose of the form was to announce that on October 25, 2000, the Board of Directors of FVNB Corp. declared a cash dividend of $.35 per share payable on November 17, 2000 to shareholders of record as of November 3, 2000. The form also reported unaudited financial information related to the third quarter of 2000 as well as the designation of Dana K. Fowler as the Secretary and Principal Accounting Officer of the Company as of October 25, 2000.

   b) The following exhibits are filed as part of this report:

      27    Financial Data Schedule

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FVNB Corp.

  NOVEMBER 10, 2000               By: /s/ DAVID M. GADDIS
---------------------                 -----------------------------------
        Date                          David M. Gaddis
                                      President and Chief Executive Officer


  NOVEMBER 10, 2000               By: /s/ DANA K. FOWLER
---------------------                 -----------------------------------
        Date                          Dana K. Fowler
                                      Secretary,
                                      Principal Accounting and Financial Officer