Form 10-K405
period 2000-12-31
FVNB CORP
filed 2001-03-27
CIK 1057437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                        Commission File Number: 333-47939

                                   FVNB CORP.
             (Exact name of registrant as specified in its charter)

                 TEXAS                                   74-2871063
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         101 MAIN STREET, SUITE 508                         77901
              VICTORIA, TEXAS                             (Zip Code)
  (Address of principal executive offices)

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

                                YES  X  NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of such stock as of March 20, 2001, was $54,443,218.

         The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of March 20, 2001 was 2,372,892 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Report on Form 10-K:

Annual Report to Shareholders For the Year Ended December 31, 2000       Part II

                                                  FVNB CORP.
                                          ANNUAL REPORT ON FORM 10-K

                                                                                                                  PAGE
                                                    PART I.
ITEM 1.           Business..........................................................................................3
                        General.....................................................................................3
                        Competition.................................................................................5
                        Supervision and Regulation..................................................................6
ITEM 2.           Properties.......................................................................................12
ITEM 3.           Legal Proceedings................................................................................12
ITEM 4.           Submission of Matters to a Vote of Security Holders..............................................12

                                                   PART II.
ITEM 5.           Market for Company's Common Stock and Related Security Holder Matters............................13
ITEM 6.           Selected Financial Data..........................................................................13
ITEM 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................................13
ITEM 7A.          Quantitative and Qualitative Disclosure About Market Risks.......................................13
ITEM 8.           Financial Statements and Supplementary Data......................................................13
ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................................................14

                                                   PART III.
ITEM 10.          Directors and Executive Officers of the Registrant...............................................14
ITEM 11.          Executive Compensation...........................................................................16
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management...................................19
ITEM 13.          Certain Relationships and Related Transactions...................................................21

                                                   PART IV.
ITEM 14.          Exhibits, Financial Schedules and Reports on Form 8-K............................................21

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

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

         FVNB Corp. (the "Company") was initially organized in September 1998 as a bank holding company for First Victoria National Bank. Subsequently, the Company elected to become a financial holding company under the provisions of the Gramm-Leach-Bliley Act of 1999. Under this act, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the Federal Reserve Board determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Company made this election effective May 31, 2000. The Company has one direct subsidiary, FVNB Delaware Corp. FVNB Delaware Corp. has two bank subsidiaries, First Victoria National Bank and Citizens Bank of Texas, N.A. (together, the "Subsidiary Banks"), and one other direct subsidiary, Citizens Mortgage Company. The Company and its direct and indirect subsidiaries employed a total of 300 people on a full time basis and 42 people on a part-time basis as of December 31, 2000.

         Chartered in 1890, First Victoria National Bank is located in Victoria, Texas and offers all usual commercial banking services. The bank currently has three locations in Victoria as well as full service branches in Calhoun and Jackson Counties and Taft, Texas. In addition, First Victoria National Bank has three wholly owned operating subsidiaries: PMV, Inc., which is currently inactive, was established for the purpose of acquiring, managing and liquidating assets acquired in satisfaction of debts previously contracted; First Victoria Community Development Corporation, which was established for the purpose of acquiring, developing, rehabilitating, managing, renting, and selling housing units primarily to benefit low and moderate income residents of the local area and to promote and invest in such community development projects; and First Victoria Leasing, Inc., which was established for the purpose of leasing activities of the Company. As of December 31, 2000, both PMV, Inc. and First Victoria Community Development Corporation were inactive. As of December 31, 2000, First Victoria National Bank had total assets of approximately $610,501,000; loans and leases, net of unearned discount, of approximately $389,667,000; and total deposits of approximately $508,210,000.

         In January 1999, the Company completed the acquisition and merger into FVNB Corp. of CBOT Financial Corporation, the parent company of Citizens Bank of Texas, N.A. and CBOT Mortgage Company. Citizens Bank of Texas continues to operate as an independent subsidiary and currently has three locations located in New Waverly, Huntsville and The Woodlands, Texas. As of December 31, 2000, Citizens Bank of Texas had total assets of approximately $98,734,000; loans and leases, net of unearned discount, of approximately $80,686,000; and total deposits of approximately $80,432,000.

         On April 14, 2000, First Victoria National Bank acquired Mid-Coast Savings Bank. Upon completion of the transaction, Mid-Coast Savings Bank merged with First Victoria National Bank and its existing branches, located in Edna and Ganado, Texas, became branches of First Victoria National Bank. At the date of acquisition, Mid-Coast Savings Bank had net loans of approximately $23,950,000 and deposits of approximately $33,532,000.

         As of December 31, 2000 the Company had total consolidated assets of approximately $709,407,000; consolidated loans and leases, net of unearned discount, of approximately $470,286,000; and total deposits of approximately $588,443,000.

         While the Subsidiary Banks' loan portfolios are diversified, a significant portion of the total portfolio is in agriculture loans (approximately 17% of total loans) and therefore may be deemed seasonal with regard to funding requirements. Also, the Subsidiary Banks have substantially no deposits from or loans to foreign customers.

         The Subsidiary Banks provide general commercial banking services to a variety of businesses and individuals located in southeast Texas. Some of the loan services available to customers include agriculture, commercial, real estate, home improvement, automobile, and personal loans. As of December 31, loans and leases are classified in the following categories. Included in commercial and financial loans is a net lease receivable totaling approximately $7,661,000 and $7,260,000 as of December 31, 2000 and 1999,
respectively.

                                                Year-End Loans
                                            (DOLLARS IN THOUSANDS)

                                                                         2000                             1999
                                                                         ----                             ----
                                                                Amount             %            Amount            %
                                                                ------            --            ------           --
Commercial and financial                                      $  101,323          22%        $    88,660          23%
Mortgage real estate                                             207,175          44             157,693          41
Construction real estate                                          19,906           4              12,887           3
Agriculture                                                       81,724          17              74,715          19
Consumer                                                          60,184          13              53,574          14
                                                              ----------         ---         -----------         ---
Total loans and leases                                           470,312         100%            387,529         100%
                                                                                 ===                             ===
Less
Unearned income                                                      (27)                           (122)
Allowance for loan and lease losses                               (5,080)                         (4,573)
                                                              ----------                     -----------
Net loans and leases                                          $  465,205                     $   382,834
                                                              ==========                     ===========

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

         The Subsidiary Banks' exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. As of December 31, 2000 and 1999, the Subsidiary Banks had commitments to extend credit of approximately $130,103,000 and $132,361,000 and standby letters of credit of approximately $1,705,000 and $2,122,000 respectively. The following is a breakdown of commitments by type as of December 31, 2000 and 1999, respectively:

                                     Year-End Commitments to Extend Credit
                                            (DOLLARS IN THOUSANDS)
                                                                                      2000              1999
                                                                                      ----              ----
         Commercial and financial                                                  $   49,531       $   48,265
         Real estate                                                                   15,400           17,505
         Agriculture                                                                   40,734           37,948
         Consumer                                                                      24,438           28,643
                                                                                   ----------       ----------
                Total                                                              $  130,103       $  132,361
                                                                                   ==========       ==========

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

         First Victoria National Bank's Trust and Investment Management Department also offers extensive trust services including estates, guardianships, personal trust and investment services, and pension and retirement plans. Trust assets and other properties, except cash deposits, held by First Victoria National Bank in agency or other fiduciary capacities for its customers are not included in the Company's financial statements. The book value of trust assets (unaudited) was approximately $221,022,000 at December 31, 2000.

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

         On November 12, 1999, the Gramm-Leach-Bliley Act ("GLBA") was signed into law. This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the Federal Reserve Board determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank.

         Additionally, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal non-public customer information with third parties. Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the Federal Reserve board. Together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977. The Company has elected to become a financial holding company under GLBA and the election was made effective by the Federal Reserve Board as of May 31, 2000. As of December 31, 2000, the Company had not engaged in any additional financial activities permitted by GLBA.

SUPERVISION AND REGULATION

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

         Effective as of January 31, 2001, Citizens Insurance Agency of Texas was transferred to FVNB Delaware Corp., a wholly-owned subsidiary of the Company which also elected to become a financial holding company.

         In January 2001, the Federal Reserve Board and the Secretary of the Treasury promulgated final regulations governing the scope of permissible merchant banking investments. The investments that may be made under this new authority are substantially broader in scope than the investment activities otherwise permissible for bank holding companies, and are referred to as "merchant banking investments" in "portfolio companies." A financial holding company that has a securities affiliate registered under the Securities Act of 1934 or a qualified insurance affiliate may make permissible merchant banking investments. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. The regulation places restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also generally limits the ownership period of merchant banking investments to no more than ten years. To date, the Company does not have a securities affiliate registered under the Securities Act of 1934 or a qualified insurance affiliate and has not made any merchant banking investments.

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

         AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports and other examination related correspondence. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers. During 1999, the SEC adopted new rules, which became effective during 2000, to improve the function of corporate audit committees. The new rules require, among other things, that independent auditors review public companies' interim financial information prior to filing with the SEC and that companies include in their proxy statements certain information about their audit committees.

         GENERAL-BANK SUBSIDIARIES. As national banking associations, the Subsidiary Banks are principally supervised, examined and regulated by the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines such areas as capital adequacy, reserves, loan portfolio, investments and management practices. Each Subsidiary Bank must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over each Subsidiary Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of each Subsidiary Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), each Subsidiary Bank is also subject to regulation and supervision by the FDIC. Because the FRB regulates the Company, the FRB has supervisory authority which affects each Subsidiary Bank.

         DEPOSIT INSURANCE. The deposits of each Subsidiary Bank are insured by the FDIC through the BIF to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. During 1996, Congress enacted legislation that, among other things, provides for assessments against BIF-insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. BIF and Savings Association Insurance Fund payers are assessed pro rata for the FICO bond obligations.

         CAPITAL ADEQUACY. The Company and the Bank Subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 2000 the Company's ratio of total capital-to-risk-weighted assets was 12.28%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The core deposit intangibles and goodwill of approximately $13,817,000 booked in connection with all the financial institution acquisitions of the Company as of December 31, 2000 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

         In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4.00% to 5.00%. The Company's leverage ratio at December 31, 2000 was 8.18%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the OCC. The Subsidiary Banks each had leverage ratios in excess of 5.00% as of December 31, 2000. As of that date, the federal banking agencies had not advised either Subsidiary Bank of any specific minimum leverage ratio applicable to it.

         Effective December 19, 1992, the federal bank regulatory agencies adopted regulations, which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well-capitalized institution with a total risk-based capital ratio of 10.00%, a Tier 1 risk-based capital ratio of 6.00% and a Tier 1 leverage ratio of 5.00%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8.00%, 4.00% and 4.00%, respectively. The corresponding provisions of FDICIA mandate corrective actions be taken if a bank is undercapitalized. Based on capital ratios as of December 31, 2000, the Subsidiary Banks were each classified as "well capitalized" under the applicable regulations.

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

         CONSERVATOR AND RECEIVERSHIP POWERS. FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event a Subsidiary Bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF, such as liquidation.

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

         CRA. Under the Community Reinvestment Act ("CRA"), the OCC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The OCC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. Each Subsidiary Bank received either an "outstanding" or "satisfactory" CRA rating in its most recently completed examination. Further, there are fair lending laws which prohibit discrimination in connection with lending decisions.

         CONSUMER LAWS. In addition to the laws and regulations discussed herein, each Subsidiary Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Subsidiary Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

         AFFILIATE TRANSACTIONS. The Company and its bank subsidiaries are "affiliates" within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate's stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary's capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary's capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions.

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

         LENDING RESTRICTIONS. The operations of the Subsidiary Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. The scope and requirements of such laws and regulations have been expanded significantly in recent years. Further, under the BHCA and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company.

         The interest rate and usury laws of most states, including laws of the State of Texas, which laws are preempted to a certain extent by federal law, generally limit the amount of interest which lenders, including the Subsidiary Banks, may charge on loans. These limits may vary depending upon, among other things, the identity, nature and location of the lender and the borrower, use of proceeds of a loan, amount of the loan, type of collateral for the loan and the particular state or federal law applicable thereto. However, there is currently no limit on the rate of interest which each Subsidiary Bank may be charged on its liabilities, other than on certain types of deposits. Market rates of interest, adjusted for required reserves, on certain types of liabilities may rise to a level which may adversely affect interest margin and/or loan growth. During 1997, the Texas Constitution was amended to permit home equity lending effective January 1, 1998.

         DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The directors of a national bank are authorized to declare cash dividends on the capital stock of the bank, and the amount of the dividend is within the board's discretion. However, a dividend cannot be declared if: (1) it would exceed the bank's profits (12 U.S.C. Sec. 60); (2) it would impair the bank's capital (12 U.S.C. Sec. 56); or (3) the bank is in default on the payment of any assessment due to the FDIC (12 U.S.C. Sec. 1828). Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets less all current operating expenses, actual losses, accrued dividends on preferred stocks, if any, all federal and state taxes and bad debts (12 U.S.C. Sec. 60). The OCC adopted a ulation effective as of January 1, 1991, which prohibits each Subsidiary Bank from including its allowance for loan losses as an element of net profits when calculating the dividends each Subsidiary Bank may pay. Approval of the OCC will be required for any dividend paid by each Subsidiary Bank to the shareholders if the total of all actual and proposed dividends declared by each Subsidiary Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock (12 U.S.C. Sec. 60). The OCC has also issued a banking circular emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and other factors. Please see Note 11 to the Notes to Consolidated Financial Statements contained in the Company's 2000 Annual Report to Shareholders for a discussion of the dividend paying capacity of each Subsidiary Bank.

         FINANCIAL SUBSIDIARIES. Under GLBA, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank and each affiliated bank has a CRA rating of satisfactory or better. To date, the Subsidiary Banks have not established a financial subsidiary.

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

                              ITEM 2. PROPERTIES

         The principal executive offices of the Company are located at 101 S. Main Street, Victoria, Texas in a building owned by First Victoria National Bank. In addition to its main banking facility at such location, First Victoria National Bank has two full-service branches in Victoria, Texas as well as full service branches in Calhoun County, Texas, Jackson County, Texas and Taft, Texas. All properties on which the banking offices of First Victoria National Bank are located are owned and there are no encumbrances with respect thereto. The banking facilities of Citizens Bank of Texas include its main banking facility located in New Waverly, Texas as well as full-service branches in Huntsville, Texas and The Woodlands, Texas, all of which are owned and not subject to any encumbrances. In addition, Citizens Bank of Texas has two leased properties. The first, which is partially subleased to an unrelated entity, is located in Huntsville, Texas and serves as an annex to the main branch location. The second is located in Conroe, Texas and is subleased to an unrelated entity.

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

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

                    ITEM 5. MARKET FOR COMPANY'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is quoted in the National Market System
(NMS) of NASDAQ under the symbol FVNB. The number of shareholders of record of common stock at March 20, 2001 was 609. The following table shows the range of high and low sales prices per share of common stock of the Company on the over-the-counter market, as reported by NASDAQ. Prices quoted on the NASDAQ NMS reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                     2000                             1999
                                                                     ----                             ----
                                                             High              Low             High            Low
                                                             ----              ---             ----            ---
First Quarter                                              $39.500           $29.938         $36.000         $32.000
Second Quarter                                              35.000            31.500          34.500          27.000
Third Quarter                                               36.000            33.500          33.000          29.000
Fourth Quarter                                              36.250            35.000          40.000          30.500

         On January 24, 2001, the Board of Directors approved a regular quarterly cash dividend of $.35 per share payable on February 16, 2001, to shareholders of record as of February 2, 2001. Total dividends paid during each of 2000 and 1999 were $1.40 per share, respectively. See "Capital" section (page
18) in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Shareholders' Equity" (page 38) in Note 11 to the consolidated financial statements herein incorporated by reference from FVNB Corp.'s 2000 Annual Report to Shareholders for further discussion of the payment of dividends and restrictions.


                        ITEM 6. SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Data" located on page 49 of FVNB Corp.'s 2000 Annual Report to Shareholders is incorporated herein by reference.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 20, inclusive, of FVNB Corp.'s 2000 Annual Report to Shareholders is incorporated herein by reference.

      ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information set forth under the caption "Interest Rate Sensitivity" on pages 7 through 8 of FVNB Corp.'s 2000 Annual Report to Shareholders is incorporated herein by reference.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of FVNB Corp. and Independent Public Accountants' Reports contained on pages 21 through 47, inclusive, of FVNB Corp.'s 2000 Annual Report to Shareholders are incorporated herein by reference.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 16, 1999, the Board of Directors of the Company decided not to renew the contract of Arthur Andersen LLP ("Arthur Andersen") as independent accountants for the Company effective upon completion of the audit for the year ended December 31, 1998. Arthur Andersen's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company, upon the recommendation of the Audit Committee, on February 16, 1999. During the Company's two most recent fiscal years and any subsequent interim period preceding such change in accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report. Upon the recommendation of the Audit Committee, the Company engaged KPMG LLP as the independent accountants of the Company by action of the Board of Directors of the Company on February 16, 1999, to be effective as of the completion by Arthur Andersen of the audit for the year ended December 31, 1998.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The name of each director, his present age, the year he first became a director of the Company, his principal occupation or employment, and any executive offices with the Company are set forth below.

                                                                           Executive Offices
                                                 Served as                 With the Company,
                                                 Director                Principal Occupation
Director                      Age                Since (1)                 or Employment (2)
--------                      ---                ---------                 -----------------
Michael S. Anderson           38                   1990                Chairman of the Board,
                                                                       FVNB Corp. and First Victoria
                                                                       National Bank; Attorney at Law

O. D. Edwards, Jr.            61                   1973                Ranching, farming, oil & gas;
                                                                       Formerly General Manager,
                                                                       Welder-Edwards Cattle Co.

David P. Engel                50                   1994                Manager, Engel Investments, LLC

David M. Gaddis               51                   1989                President and
                                                                       Chief Executive Officer,
                                                                       FVNB Corp.

Walter T. Haenggi             43                   1998                Ranching

Robert L. Halepeska           47                   1993                Executive Vice President,
                                                                       M. G. and Lillie A. Johnson
                                                                       Foundation, Inc.

Thomas Lane Keller            43                   1994                Keller & Associates,
                                                                       Certified Public Accountants

James Robert McCan            43                   1997                McFaddin Enterprises, Inc.
                                                                       (Ranching)





J. E. McCord                  84                   1951                Retired (Previous partner,
                                                                       McCord Partnership - real
                                                                       estate development)

Thomas M. O'Connor            78                   1951                Sole Proprietor
                                                                       (Ranching and farming)

Roger Welder                  42                   1992                Vice-Chairman of the Board,
                                                                       FVNB Corp. and First Victoria
                                                                       National Bank;
                                                                       J. F. Welder Heirs
                                                                       (Ranching, mineral holdings)

(1) With the exception of Walter T. Haenggi, the year indicated is the year each person first became a director of First Victoria National Bank. Upon the formation of the holding company in September 1998, each of these individuals became a director of both First Victoria National Bank and the Company. Walter T. Haenggi was appointed as director of both First Victoria National Bank and the Company in 1998.

(2) All directors have been actively engaged in the business identified as their principal occupation for at least five years. All directors except David M. Gaddis and Robert L. Halepeska are self-employed.

         None of the directors is a director of any other company which has a class of securities registered under, or is required to file reports under, the Securities and Exchange Act of 1934, or of any company registered under the Investment Company Act of 1940.

EXECUTIVE OFFICERS

         The following lists the names and ages of all executive officers of the Company, the positions in which they currently serve or previously served as executive officers and the period during which they have served as such:

                                                                                             Served in
       Name                   Age                         Title                              Capacity
       ----                   ---                         -----                              --------
David M. Gaddis               51                     President and                          09/98-Present
                                                     Chief Executive Officer,
                                                     FVNB Corp.

                                                     President and                             07/89-5/00
                                                     Chief Executive Officer,
                                                     First Victoria National Bank

Dana K. Fowler                35                     Secretary and Principal                10/00-Present
                                                     Accounting Officer,
                                                     FVNB Corp.

                                                     Senior Vice President                  05/00-Present
                                                     Finance and Accounting,
                                                     FVNB Corp.

                                                     Senior Vice President                     04/97-5/00
                                                     and Controller,
                                                     First Victoria National Bank

                                                     Vice President                            04/93-5/00
                                                     and Controller,
                                                     First Victoria National Bank

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. The Company is required to disclose in this report any failure to file such reports by the applicable dates during the last fiscal year. During 2000 no director, executive officer or principal shareholder of the Company failed to file the appropriate reports as required by Section 16(a) of the Securities Exchange Act of 1934. In making these disclosures, the Company has relied solely on its review of the copies of the filings furnished to the Company and written representations of the applicable persons.

                                        ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following compensation table sets forth all compensation for services in all capacities paid by the Company to the most highly compensated executive officer of the Company whose aggregate compensation exceeded $100,000 for 2000.

----------------------------------------------------------------------------------------------------------------------
                                          Annual Compensation               Long Term Compensation
----------------------------------------------------------------------------------------------------------------------
                                                                              Awards
----------------------------------------------------------------------------------------------------------------------
                                                             Other
                                                             Annual    Restricted                         All Other
                                    Salary       Bonus       Comp.       Stock     Options/     LTIP     Compensation
Name and Principal          Year      (a)         (b)        (N/A)       Awards    SARs (#)    Payouts       (c)
position
======================================================================================================================
David M. Gaddis              2000   $196,584           $0      --            0.00     --         --            $4,915
----------------------------------------------------------------------------------------------------------------------
President & Chief            1999   $186,412     $117,303      --            0.00     --         --            $4,000
----------------------------------------------------------------------------------------------------------------------
Executive Officer            1998   $181,626      $66,717      --            0.00     --         --            $4,000
----------------------------------------------------------------------------------------------------------------------

(a) Represents the annual wages earned by the named executive officer plus any fees received for service in the capacity of director. All cash compensation paid to the named officer was paid by First Victoria National Bank. The Company did not pay any cash compensation to any officer or director.

 (b) Represents the short-term cash award earned under the Incentive Compensation Plan. Amounts are payable by March 1st in the year following the year in which the award was earned.

(c) Includes portions relating to First Victoria National Bank's matching of the named executive officer's 401(k) contribution to the Employees' Profit Sharing Plan.

OPTION GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------------------------------------
                                       Percent of
                                          Total
                                         Options                                           Potential Realizable
                          Number of    Granted To                                            Value at Assumed
                         Securities     Employees                                          Annual Rates of Stock
                         Underlying   and Directors    Exercise or                          Price Appreciation
                           Options      In Fiscal      Base Price       Expiration            For Option Term
                         Granted (1)      Year           ($/Sh)            Date
                                                                                      --------------------------------
                                                                                        5% ($) (2)      10% ($) (2)
----------------------------------------------------------------------------------------------------------------------
David M. Gaddis               15,000         21.55%       36.25          05/15/10             341,961         866,597
----------------------------------------------------------------------------------------------------------------------

(1) The options shown in the table are nonstatutory stock options, each of which were granted under the Company's 1998 FVNB Corp. Stock Incentive Plan, with an exercise price equal to the average of the high and low bid and ask prices for the common stock on the date of grant. Options have a six month vesting period for directors and a ratable three year vesting period for officers. All options expire ten years from the date of the grant.

(2) The dollar amounts shown are based on certain assumed rates of appreciation and the assumption that the options will not be exercised until the end of the expiration periods applicable to the options. Actual realizable values, if any, on stock option exercises and common stockholdings are dependent on the future performance of the Company's common stock and overall stock market conditions. There can be no assurances that the amounts reflected will be achieved.

RETIREMENT PLAN

         The retirement plan for employees of First Victoria National Bank is a non-contributory, trusteed retirement plan, providing retirement and death benefits to all full-time employees who have completed one year of service. Benefits accrue to the participants based upon years of service and salary. The funding is limited to the maximum amounts that are available for deduction for federal income tax purposes. Contributions of approximately $325,000 and $26,000 were made to fund the plan during 1999 and 1998, respectively. No contributions were made to the plan during 2000. The plan provides for a single benefit formula that is based on the participant's final adjusted monthly compensation. Employees are required to complete five years of service for their retirement to vest. During 2000, no amounts were paid or distributed to executive officers pursuant to the plan.

         As of December 31, 2000, the most highly compensated executive officer of the Company whose aggregate compensation exceeded $100,000 had years of credited service as follows: David M. Gaddis - 21 years. If Mr. Gaddis works until the normal retirement age of 65, his estimated annual benefit under the plan would be approximately $106,492 assuming no future salary increases.

DIRECTORS' COMPENSATION

         The Directors of the Company are the same individuals as the Directors of First Victoria National Bank. The Directors of First Victoria National Bank are compensated by the bank for their service as directors. Directors receive a cash payment of $500 for each meeting of the bank's Board of Directors attended and a cash payment of $300 for each committee meeting attended. In addition, beginning in May 2000 the Company began paying Directors of the Company cash compensation in like amounts for attending meetings of the Company's Board of Directors or committees thereof, except that no such compensation is payable for attendance at any meeting of the Company's Board of Directors or any committee thereof that is held in conjunction with a meeting of the Board of Directors of First Victoria National Bank, in the case of Company Board meetings, or the corresponding committee of the bank's Board, in the case of Company committee meetings. During 1998, the Directors of the Company were granted options to purchase 2,000 shares of common stock of the Company with the exception of Walter T. Haenggi who received options to purchase 1,000 shares of common stock of the Company and David M. Gaddis who received options to purchase 9,000 shares of common stock of the Company for his service as an officer of First Victoria National Bank. During 1999, the Directors of the Company were granted additional options to purchase 1,000 shares of common stock of the Company with the exception of David M. Gaddis who received options to purchase 15,000 shares of common stock of the Company for his service as an officer of First Victoria National Bank. During 2000, the Directors of the Company were granted additional options to purchase 1,000 shares of common stock of the Company with the exception of David M. Gaddis who received options to purchase 15,000 shares of common stock of the Company for his service as an officer of First Victoria National Bank.

         During 2000, First Victoria National Bank maintained the First Victoria National Bank Board of Directors Deferred Compensation Plan pursuant to which directors may elect to have their director fees deferred. Distribution of the amount owing under the plan to each director commences on the later of January 1 of the year subsequent to the year in which the director reaches the age of sixty-five or on January 1 of the year subsequent to the year in which the director ceases to be a director. The method of distribution of the amount owing, which is determined at the time the director elects to participate, may be in one lump sum or in any number of equal annual installments, not to exceed ten. The plan provides for alternative investment options for plan participants. During 2000, two directors participated in the plan with total deposits to the plan of approximately $28,600.

CHANGE IN CONTROL ARRANGEMENT

         The Company entered into a change in control agreement with David M. Gaddis as of January 24, 2001. The agreement is for a term of one year and automatically renews each year absent notice to the contrary from the Company or Mr. Gaddis. The agreement will continue in effect for an additional period of twenty-four months if a change in control, as defined in the agreement, occurs during the term of the agreement. The agreement generally provides that if, after the occurrence of a change in control, the employment of Mr. Gaddis by the Company is terminated by the Company other than for Cause, as defined in the agreement, or by Mr. Gaddis for Good Reason, as defined in the agreement, Mr. Gaddis shall be entitled to receive as severance pay cash equal to two and 99/100 (2.99) times his annualized includible compensation for the base period.

COMPENSATION AND RETIREMENT COMMITTEE AND STOCK INCENTIVE PLAN COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The executive compensation program of the Company is administered by the Compensation and Retirement Committee of the Board of Directors of First Victoria National Bank (the "Compensation Committee"), which is composed of David P. Engel, O. D. Edwards, Jr., Walter Haenggi, Thomas Lane Keller, James
R. McCan and Thomas M. O'Connor, all of whom are outside directors of First Victoria National Bank. The 1998 FVNB Corp. Stock Incentive Plan Committee of the Company, which determines the stock option grants to the officers, directors and employees of the Company and its subsidiaries, is likewise composed of David P. Engel, O. D. Edwards, Jr., Walter Haenggi, Thomas Lane Keller, James R. McCan and Thomas M. O'Connor, all of whom are outside directors of the Company. O. D. Edwards, Jr., Thomas Lane Keller, James R. McCan, and Thomas M. O'Connor each have indebtedness outstanding with First Victoria National Bank in an amount which exceeds $60,000, which indebtedness is fully performing and is included in the summary disclosure regarding the aggregate amounts receivable by the Subsidiary Banks from certain related parties set forth in Item 13.

                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

         Based upon information received upon request from the persons concerned, each person known to be the beneficial owner of more than five percent of the Company's common stock, each director, named executive officer and all directors and executive officers of the Company as a group, owned beneficially as of March 20, 2001, the number and percentage of outstanding shares indicated in the following table:

                                                                                                  Percentage
Name                                                                 No. of Shares (1)           of Class (2)
----                                                                 -----------------           ------------
Michael S. Anderson (3)..............................................      150,902                    6.06%
P. O. Box 2549
Victoria, Texas 77902

D. H. Braman, Jr. (4)................................................      134,660                    5.41%
One O'Connor Plaza, Suite 1100
Victoria, Texas 77901

Ann O'Connor Williams Harithas (5)...................................      137,280                    5.51%
P. O. Box 2549
Victoria, Texas 77902

Trust and Investment Management Department (6).......................      277,078                   11.13%
First Victoria National Bank
101 S. Main St.
Victoria, Texas 77901

O. D. Edwards, Jr. (7)...............................................       33,424                    1.34%
David P. Engel (8)...................................................       10,527                        *
David M. Gaddis (9)..................................................       23,184                        *
Walter T. Haenggi (10)...............................................       27,529                    1.11%
Robert L. Halepeska (11).............................................       22,400                        *
Thomas Lane Keller (12)..............................................        6,000                        *
James Robert McCan (13)..............................................        6,200                        *
J. E. McCord (14)....................................................       12,304                        *
Thomas M. O'Connor (15)..............................................       87,624                    3.52%
Roger Welder (16)....................................................        8,500                        *

All Directors and Executive Officers
  as a group (12 persons) (17).......................................      391,639                   15.73%

*   less than one percent

(1) Except as otherwise specified, beneficial ownership of common stock is direct and the named beneficial owner has sole voting and investment powers with respect to the shares reflected as owned by it.

(2) The percentage of class represents the number of shares beneficially owned as a percentage of all outstanding shares of Company stock plus all exercisable stock options issued to directors and executive officers of the Company.

(3) The beneficial stock holdings of Michael S. Anderson include 148,902 shares owned directly by him (including 4,000 exercisable stock options) and 2,000 shares owned by his spouse.

(4) The beneficial stock holdings of D. H. Braman, Jr. include 112,580 shares owned directly by him and 22,080 shares as to which he has voting rights as trustee of the Kate S. O'Connor Trust. Thomas E. Braman, son of D. H. Braman, Jr., is a beneficiary of the trust.

(5) The beneficial stock holdings shown for Ann O'Connor Williams Harithas are held in a revocable trust known as the Ann W. Harithas Liquid Assets Trust. Co-trustees for the trust are Ann O'Connor Williams Harithas, R. L. Keller and Kenneth R. Page.

(6) The Trust and Investment Management department of First Victoria National has the authority to vote the shares indicated through the nominee name Oster & Co. (Oster & Co. is a Texas partnership composed of David M. Gaddis, Dana K. Fowler and C. Dee Harkey, all officers of First Victoria National Bank). The shares are owned by many different accounts, each of which is governed by a separate instrument that sets forth the powers of the fiduciary with regard to the securities held in such accounts.

(7) The beneficial stock holdings shown for O. D. Edwards, Jr. include 4,000 shares issuable upon exercise of currently-exercisable stock options, 17,280 shares held by the Pattie Welder Edwards Estate of which he is co-executor, and 6,320 shares held by the 1976 Edwards Trust A, of which he is trustee.

(8) The beneficial stock holdings shown for David P. Engel include 4,000 shares issuable upon exercise of currently-exercisable stock options.

(9) The beneficial stock holdings of David M. Gaddis include 21,000 shares issuable upon exercise of currently-exercisable stock options and 40 shares owned by his children.

(10) The beneficial stock holdings of Walter T. Haenggi include 3,000 shares issuable upon exercise of currently-exercisable stock options and 21,529 shares owned by his spouse.

(11) The beneficial stock holdings shown for Robert L. Halepeska include 4,000 shares issuable upon exercise of currently-exercisable stock options and 16,900 shares as to which he has sole voting rights as Executive Vice President of the M. G. and Lillie Johnson Foundation, Inc.

(12) The beneficial stock holdings shown for Thomas Lane Keller include 4,000 shares issuable upon exercise of currently-exercisable stock options.

(13) The beneficial stock holdings shown for James Robert McCan include 4,000 shares issuable upon exercise of currently-exercisable stock options and 2,200 shares owned by him in a management trust for which he holds sole voting rights.

(14) The beneficial stock holdings shown for J.E. McCord include 4,000 shares issuable upon exercise of currently-exercisable stock options.

(15) The beneficial stock holdings shown for Thomas M. O'Connor include 4,000 shares issuable upon exercise of currently-exercisable stock options, 2,336 shares held in the Madeline F. O'Connor Trust, and 14,952 shares in the name of Greta Investment Company for which he has sole voting rights.

(16) The beneficial stock holdings shown for Roger Welder include 4,000 shares issuable upon exercise of currently-exercisable stock options.

(17) The beneficial stock holdings of the directors and executive officers as a group include the stock holdings of all the directors as well as those of Dana K. Fowler, Secretary and Principal Accounting Officer of the Company.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The aggregate amount receivable by First Victoria National Bank and Citizens Bank of Texas from certain related parties of the Company (directors and executive officers, including their associates, immediate family members and companies in which they are principal owners) was approximately $4,073,000 as of December 31, 2000 (approximately .57% of the Company's total consolidated assets at such date). In the opinion of management of the Subsidiary Banks, such loan transactions with related parties have been and will continue to be entered into in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and do not involve more than the normal risk of collectability or involve a delinquency as to payment of principal or interest or present other unfavorable features.


                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements and independent public accountants' reports have been incorporated in Item 8 of this report by reference to pages 21 through 47 of FVNB Corp.'s 2000 Annual Report to
         Shareholders:

              Consolidated Balance Sheets as of December 31, 2000 and 1999

              Consolidated Statements of Income for each of the three years ended December 31, 2000

              Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2000

              Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2000

              Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000

              Notes to Consolidated Financial Statements

              Reports of Independent Public Accountants

         2. No financial statement schedules are required to be filed as a part of this report.

(b) On February 1, 2001, the Company filed a current report on Form 8-K to announce that on January 24, 2001, the Board of Directors of FVNB Corp. declared a cash dividend of $.35 per share payable on February 16, 2001 to shareholders of record as of February 2, 2001.

         On February 8, 2001, the Company filed a current report on Form 8-K to announce FVNB Corp.'s earnings for 2000 and to provide a consolidated financial summary for 2000 and unaudited financial information related to the fourth quarter of 2000.

(c)      The following exhibits are filed as part of this report:

               3.1+      Articles of Incorporation of the registrant
                         [incorporated by reference from exhibit 3.1 of the registrant's registration statement on Form S-4.
                         (333-47939) Filed on March 13, 1998.]



               3.2+ Bylaws of the registrant [incorporated by reference from exhibit 3 of the registrant's Quarterly Report on Form 10-Q Filed on August 11, 2000.]

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

              10(a)*+    First Victoria National Bank Board of Directors
                         Deferred Compensation Plan [incorporated herein as an exhibit by reference to the Annual Report, Exhibit
                         10(a) therein, under the Securities Exchange Act of 1934, filed by First Victoria National Bank on Form
                         10-K on March 25, 1997]

              10(b)*+ Employees' Profit Sharing Plan [incorporated herein as an exhibit by reference to the Annual Report,
                         Exhibit 10(b) therein, under the Securities Exchange
                         Act of 1934, filed by First Victoria National Bank on
                         Form 10-K on March 25, 1997]

              10(c)*+ Incentive Compensation Plan [incorporated herein as an exhibit by reference to the Annual Report, Exhibit
                         10(c) therein, under the Securities Exchange Act of 1934, filed by First Victoria National Bank on Form
                         10-K on March 25, 1997]

              10(d)*+ Pension Plan [incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(d) therein, under the Securities Exchange Act of 1934, filed by First Victoria National Bank on Form 10-K on March 25,
                         1997]

              10(e)*+    Officer Annual Incentive Plan, as revised July 2,
                         1997, [incorporated herein as an exhibit by reference to the Quarterly Report, Exhibit 10(e) therein, under the Securities Exchange Act of 1934, filed by First
                         Victoria National Bank on Form 10-Q on August 8, 1997]

              10(f) * Change in Control Agreement dated January 24, 2001, by and between FVNB Corp. and David M. Gaddis.

              13   **    2000 Annual Report to Shareholders

              21         Subsidiaries of the Registrant

              23.1       Consent of KPMG LLP

              23.2       Consent of Arthur Andersen LLP

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


                                 FVNB CORP.


    March 26, 2001               By:              /s/ DAVID M. GADDIS
----------------------                ------------------------------------------
         Date                                       David M. Gaddis
                                         President and Chief Executive Officer


    March 26, 2001               By:              /s/ DANA K. FOWLER
----------------------                ------------------------------------------
         Date                                       Dana K. Fowler
                                      Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

------------------------------------------------       --------------------------------        -----------------------
             Michael S. Anderson                                     Title                               Date

           /s/ O. D. Edwards, Jr.                                  Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
             O. D. Edwards, Jr.                                      Title                               Date


------------------------------------------------       --------------------------------        -----------------------
               David P. Engel                                        Title                               Date

             /s/ David M. Gaddis                                   Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
               David M. Gaddis                                       Title                               Date

            /s/ Walter T. Haenggi                                  Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
              Walter T. Haenggi                                      Title                               Date

           /s/ Robert L. Halepeska                                 Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
             Robert L. Halepeska                                     Title                               Date

           /s/ Thomas Lane Keller                                  Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
             Thomas Lane Keller                                      Title                               Date

        /s/ James Robert "Bob" McCan                               Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
          James Robert "Bob" McCan                                   Title                               Date

              /s/ J. E. McCord                                     Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
                J. E. McCord                                         Title                               Date

           /s/ Thomas M. O'Connor                                  Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
             Thomas M. O'Connor                                      Title                               Date

            /s/ Billy W. Ruddock                                   Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
              Billy W. Ruddock                                       Title                               Date

              /s/ Roger Welder                                     Director                         March 26, 2001
------------------------------------------------       --------------------------------        -----------------------
                Roger Welder                                         Title                               Date

                                                 EXHIBIT INDEX

Exhibit           Description
-------           -----------
10(f) *           Change in Control Agreement dated January 24, 2001, by and between FVNB Corp. and David M. Gaddis.

13   **           2000 Annual Report to Shareholders

21                Subsidiaries of the Registrant

23.1              Consent of KPMG LLP

23.2              Consent of Arthur Andersen LLP

** Deemed filed only with respect to those portions thereof incorporated herein by reference.