Form 10-Q
period 2001-03-31
FVNB CORP
filed 2001-05-10
CIK 1057437

--------------------------------------------------------------------------------


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                               --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________________ TO ________________

                   COMMISSION FILE NUMBER ___________________

                               --------------------

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
                                  LAST REPORT)

     Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. FVNB Corp. has 2,372,892 shares of common stock, $.01 par value, outstanding as of May 10, 2001.

--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

FVNB CORP. AND SUBSIDIARIES
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                          March 31,    December 31,
                                                                                            2001           2000
--------------------------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks--Note 3..................................................    $  25,294      $   32,086
     Federal funds sold...............................................................       41,065          15,850
     Investment securities - Note 4...................................................      135,480         144,413
     Loans and leases receivable (net of allowance for loan and lease losses
         of $5,276 and $5,080 in 2001 and 2000, respectively)--Note 5.................      494,365         465,205
     Premises and equipment, net--Note 6..............................................       30,755          30,358
     Accrued interest receivable......................................................        7,373           5,830
     Goodwill and intangibles--Note 18................................................       13,556          13,817
     Other assets--Note 5.............................................................        1,883           1,848
                                                                                          ---------      ----------

         TOTAL ASSETS.................................................................    $ 749,771      $  709,407
                                                                                          =========      ==========

LIABILITIES
     Deposits:
         Demand.......................................................................    $ 109,594      $  111,041
         Savings, IOC, and money market accounts......................................      167,710         172,743
         Time--Note 7.................................................................      339,021         304,659
                                                                                          ---------      ----------

              TOTAL DEPOSITS..........................................................      616,325         588,443
                                                                                          ---------      ----------
     Federal funds purchased and securities sold
         under agreements to repurchase...............................................       23,325          12,000
     Other borrowings--Note 14........................................................       27,691          30,471
     Other liabilities--Note 8........................................................       12,237          11,021
                                                                                          ---------      ----------

              TOTAL LIABILITIES.......................................................      679,578         641,935
                                                                                          ---------      ----------

     Commitments and Contingent Liabilities--Notes 9 and 10

SHAREHOLDERS' EQUITY--Note 15
     Common stock ($.01 par value; 20,000,000 shares authorized;
         2,372,892 shares issued and outstanding).....................................           24              24
     Surplus..........................................................................       15,686          15,686
     Retained earnings................................................................       54,271          52,877
     Accumulated other comprehensive income -
         net unrealized gains (losses) on investment securities, net of tax...........          212          (1,115)
                                                                                          ---------      ----------

         TOTAL SHAREHOLDERS' EQUITY...................................................       70,193          67,472
                                                                                          ---------      ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................    $ 749,771      $  709,407
                                                                                          =========      ==========










THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                              ---------------------
                                                                                                2001        2000
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans and lease receivable, including fees.........................................      $  10,957    $  8,939
     Investment securities:
         Taxable........................................................................          2,071       2,310
         Tax-exempt.....................................................................             10          14
         Dividends......................................................................             57          37
     Federal Funds sold.................................................................            432         371
     Other..............................................................................              0           0
                                                                                              ---------    --------

              TOTAL INTEREST INCOME.....................................................         13,527      11,671
                                                                                              ---------    --------

INTEREST EXPENSE:
     Deposits--Note 7...................................................................          5,887       4,757
     Federal funds purchased and securities sold
         under agreements to repurchase.................................................            250          59
     Other borrowings...................................................................            484         465
                                                                                              ---------    --------

         TOTAL INTEREST EXPENSE.........................................................          6,621       5,281
                                                                                              ---------    --------

         NET INTEREST INCOME............................................................          6,906       6,390
     Provision for loan and lease losses--Note 5........................................              0          50
                                                                                              ---------    --------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN AND LEASE LOSSES.......................................          6,906       6,340
                                                                                              ---------    --------

NON-INTEREST INCOME:
     Trust service fees.................................................................            542         455
     Service charges and fees on deposit accounts.......................................          1,284       1,057
     Loss on sale of assets--Note 5.....................................................            (10)          0
     Other..............................................................................            947         921
                                                                                              ---------    --------

         TOTAL NON-INTEREST INCOME......................................................          2,763       2,433
                                                                                              ---------    --------

NON-INTEREST EXPENSE:
     Salaries and wages--Note 11........................................................          2,703       2,546
     Employee benefits--Note 11.........................................................            486         380
     Net occupancy expense..............................................................            393         340
     Furniture and equipment............................................................            492         489
     Communication and supplies.........................................................            408         376
     Data processing....................................................................            298         310
     Marketing and advertising..........................................................            199         187
     Professional fees..................................................................            291         208
     FDIC insurance assessment..........................................................             27          27
     Amortization of goodwill and intangibles...........................................            261         193
     Other..............................................................................            602         498
                                                                                              ---------    --------

         TOTAL NON-INTEREST EXPENSE.....................................................          6,160       5,554
                                                                                              ---------    --------

         INCOME BEFORE INCOME TAXES.....................................................          3,509       3,219
Income Tax Expense--Note 8..............................................................          1,285       1,158
                                                                                              ---------    --------

         NET INCOME.....................................................................      $   2,224    $  2,061
                                                                                              =========    ========

Basic earnings per share--Note 16.......................................................      $     .94    $    .87
                                                                                              =========    ========

Diluted earnings per share--Note 16.....................................................      $     .93    $    .87
                                                                                              =========    ========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)



                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                               --------------------
                                                                                                2001         2000
-------------------------------------------------------------------------------------------------------------------
Net income..............................................................................       $  2,224     $ 2,061
Other comprehensive income, net of tax
     Unrealized holding gains (losses) arising during the period........................          1,327        (952)
     Realized (gains) losses reflected in net income....................................              0           0
                                                                                               --------     -------

         COMPREHENSIVE INCOME...........................................................       $  3,551     $ 1,109
                                                                                               ========     =======


CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             ----------------------
                                                                                                2001         2000
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income..............................................................................     $    2,224  $    2,061
Adjustments to reconcile net income to net cash
     provided by operating activities--
         Provision for loan and lease and other real estate losses......................              0          50
         Depreciation...................................................................            586         581
         Amortization of goodwill and intangibles.......................................            261         193
         Premium amortization and discount accretion, net...............................             23          21
         Pension expense................................................................              2          62
         Net loss on sale of assets.....................................................             10           0
         Increase in accrued interest receivable........................................        (1,543)      (1,943)
         Net change in other assets and other liabilities...............................            483         (35)
                                                                                             ----------  ----------

              NET CASH PROVIDED BY OPERATING ACTIVITIES.................................          2,046         990
                                                                                             ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of investment securities, available-for-sale...................         11,051       2,608
Purchase of investment securities, available-for-sale...................................          (130)           0
Net increase in loans to customers......................................................       (29,220)     (18,521)
Additions to premises and equipment.....................................................          (989)       (536)
Proceeds from sale of assets............................................................             68         362
                                                                                             ----------  ----------

              NET CASH (USED IN) INVESTING ACTIVITIES...................................       (19,220)     (16,087)
                                                                                             ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net decrease in demand, IOC,
     savings and money market accounts..................................................        (6,480)     (14,341)
Net increase in time deposits...........................................................         34,362       3,487
Net increase in federal funds purchased and
     securities sold under agreements to repurchase.....................................         11,325         700
Net decrease in other borrowed funds....................................................        (2,780)        (256)
Net increase in capital stock...........................................................              0           4
Dividends paid..........................................................................          (830)        (830)
                                                                                             ---------   ----------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES............................         35,597     (11,236)
                                                                                             ----------  ----------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................         18,423     (26,333)

Cash and cash equivalents beginning of period...........................................         47,936      65,163
                                                                                             ----------  ----------

         CASH AND CASH EQUIVALENTS END OF PERIOD........................................     $   66,359  $   38,830
                                                                                             ==========  ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

FVNB CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: The accounting and reporting policies of FVNB Corp. (Parent Company) and subsidiaries (collectively, the Company) conform to accounting principles generally accepted in the United States of America and practices within the banking industry and require management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements related to assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. A description of the more significant accounting policies follows:

     BASIS OF PRESENTATION -- The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10-K. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

     The consolidated financial statements of the Company include the accounts of First Victoria National Bank (and its wholly owned subsidiaries) and Citizens Bank of Texas, N.A. (collectively the Subsidiary Banks) as well as Citizens Mortgage Company and Citizens Insurance Agency of Texas. The wholly owned subsidiaries of First Victoria National Bank include PMV, Inc., which was established for the purpose of acquiring, managing and liquidating assets acquired in satisfaction of debts previously contracted; First Victoria Community Development Corporation, which was established for the purpose of acquiring, developing, rehabilitating, managing, renting and selling housing units primarily to benefit low and moderate income residents of the local area and to promote and invest in such community development projects; and First Victoria Leasing, Inc., which was established for the purpose of transacting and accounting for leasing activities of the Bank. As of March 31, 2001, both PMV, Inc. and First Victoria Community Development Corporation were inactive.

     INVESTMENT SECURITIES -- The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This standard requires the classification of securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments shall be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term shall be classified as trading securities. Unrealized holding gains and losses related to trading securities shall be included in earnings. Investments not classified as trading securities or held-to-

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

maturity securities shall be classified as available-for-sale securities. Securities that would be sold in response to changes in market interest rates and the securities' prepayment risk, needs for liquidity, or changes in the availability and yield on alternative investments are classified as available-for-sale. Available-for-sale securities are reported at fair value and any unrealized holding gains and losses are excluded from earnings and recorded as a net amount as a separate component of shareholders' equity (net of tax effect) until realized.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

     The Company operates as a going concern and, except for its investment securities portfolio, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different. Fair value estimates, methods, and assumptions for financial instruments, are set forth in Note 17 to the consolidated financial statements.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

(2) STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the three months ended March 31, 2001 and 2000 was approximately $6,516,000 and $5,125,000, respectively. The Company paid no federal income taxes during the three months ended March 31, 2001 and 2000. Non-cash transactions representing the transfer of non-performing loans to other real estate owned and foreclosed assets totaled approximately $60,000 and $25,000 for the three months ended March 31, 2001 and 2000, respectively.

(3) CASH AND DUE FROM BANKS: Cash and due from banks of approximately $10,411,000 and $8,962,000 at March 31, 2001 and December 31, 2000,
respectively, were maintained to satisfy regulatory reserve requirements.

(4) INVESTMENT SECURITIES: As of March 31, 2001, the Company's entire investment portfolio was classified as available-for-sale and this classification resulted in an unrealized gain of approximately $322,000. This was reflected as an increase to available-for-sale securities of approximately $322,000 and a corresponding increase to shareholders' equity and a deferred tax liability of approximately $212,000 and $110,000, respectively. As of December 31, 2000, the classification resulted in an unrealized loss of approximately $1,689,000. This was reflected as a decrease to available-for-sale securities of approximately $1,689,000 and a corresponding decrease to shareholders' equity and a deferred tax asset of approximately $1,115,000 and $574,000, respectively.

     During the three months ended March 31, 2001, the Company sold no investment securities. During the same period in 2001, there were two bonds called with a total book value of approximately $8,700,000 resulting in no net gain or loss. During the three months ended March 31, 2000, the Company sold no investment securities. In addition, there were no called bonds during the period ended March 31, 2000.

     A comparison of investment securities at book and market values, as determined by an independent broker, is as follows (in thousands):



                                                                                     March 31, 2001
                                                                 --------------------------------------------------
                                                                  Amortized     Unrealized   Unrealized     Market
                                                                    Cost          Gains        Losses        Value
                                                                 -----------    ----------   -----------  ---------
Available-for-sale:
     U.S. Treasuries........................................     $      195        $   1      $     0     $      196
     U.S. Government Agencies...............................         91,659          506          (16)        92,149
     Mortgaged-backed securities and collateralized
         mortgage obligations...............................         39,098           70         (248)        38,920
     State and political subdivisions.......................            713            9            0            722
     Other..................................................          3,493            0            0          3,493
                                                                 ----------        -----      -------     ----------
              Total.........................................     $  135,158        $ 586      $  (264)    $  135,480
                                                                 ==========        =====      =======     ==========


FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------



                                                                                    December 31, 2000
                                                                 --------------------------------------------------
                                                                  Amortized     Unrealized   Unrealized     Market
                                                                     Cost          Gains       Losses        Value
                                                                 -----------    ----------   -----------   --------
Available-for-sale:
     U.S. Treasuries........................................      $     192         $ 0      $       0    $     192
     U.S. Government Agencies...............................        100,358          30         (1,116)      99,272
     Mortgaged-backed securities and collateralized
         mortgage obligations...............................         41,275          45           (653)      40,667
     State and political subdivisions.......................            914           6             (1)         919
     Other..................................................          3,363           0              0        3,363
                                                                  ---------         ---      ---------    ---------
              Total.........................................      $ 146,102         $81      $  (1,770)   $ 144,413
                                                                  =========         ===      ==========   =========


     The amortized cost and estimated market value of investment securities at March 31, 2001 and December 31, 2000, by contractual maturity, are shown below in thousands. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                  March 31, 2001               December 31, 2000
                                                             ------------------------     ------------------------
                                                               Amortized      Market        Amortized      Market
                                                                 Cost          Value          Cost          Value
                                                             ------------   ---------     -----------     --------
     Due in one year or less...........................       $      608   $      610      $     689    $      690
     Due after one year through five years.............           89,071       89,557         98,042        97,009
     Due after five years through ten years............            5,000        5,010          5,000         4,954
     Due after ten years...............................           40,479       40,303         42,371        41,760
                                                              ----------   ----------      ---------    ----------
         Total.........................................       $  135,158   $  135,480      $ 146,102    $  144,413
                                                              ==========   ==========      =========    ==========


     Securities with a par value of approximately $58,550,000 and $93,750,000 at March 31, 2001 and December 31, 2000, respectively, were pledged to secure public and trust deposits as required or permitted by law.

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



                                                                                      March 31,       December 31,
                                                                                        2001              2000
                                                                                        ----              ----
Commercial and financial............................................................ $  119,039        $ 101,323
Mortgage real estate................................................................    196,110          207,175
Construction real estate............................................................     39,307           19,906
Agriculture........................................................................      86,111           81,724
Consumer ...........................................................................     59,091           60,184
                                                                                      ---------        ---------
         Total loans and leases.....................................................    499,658          470,312
                                                                                      =========        =========
Less -
     Unearned income................................................................        (17)             (27)
     Allowance for loan and lease losses............................................     (5,276)          (5,080)
                                                                                      ---------        ---------

         Net loans and leases.......................................................  $ 494,365        $ 465,205
                                                                                      =========        =========


FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

     As of March 31, 2001 and December 31, 2000, First Victoria Leasing, Inc. a wholly owned subsidiary of First Victoria National Bank was an equity participant in the leveraged lease of an aircraft. As First Victoria National Bank has no general liability for the non-recourse debt attributable to the acquisition of such asset, the debt has been offset against the related rentals receivable. The net investment in leveraged lease consists of the following (in thousands):



                                                                                        March 31,      December 31,
                                                                                          2001            2000
                                                                                          ----            ----
Rentals receivable (net of principal and interest on non-recourse debt).............   $  5,772          $  5,772
Estimated residual value............................................................      6,375             6,375
Unearned and deferred income........................................................     (4,384)           (4,486)
                                                                                       --------          --------
Investment in leveraged lease.......................................................      7,763             7,661
Deferred income taxes...............................................................     (4,897)           (4,862)
                                                                                       --------          --------

     Net Investment.................................................................   $  2,866          $  2,799
                                                                                       ========          ========


         A summary of the components of income from the leveraged lease follows for the three months ended March 31, 2001 and 2000 (in thousands):



                                                                                          2001             2000
                                                                                          ----             ----
         Income before income taxes.................................................      $102             $126
         Income tax expense.........................................................       (35)             (34)
                                                                                          ----             ----

     Net income from leveraged lease................................................      $ 67             $ 92
                                                                                          ====             ====


     Transactions in the allowance for loan and lease losses for the three months ended March 31, 2001 and 2000 were as follows (in thousands):



                                                                                         2001              2000
                                                                                         ----              ----
Balance at beginning of period......................................................    $ 5,080          $  4,573
     Provision for loan and lease losses............................................          0                50
     Loans and leases charged off...................................................       (200)             (216)
     Recoveries of loans and leases charged off.....................................        396                86
                                                                                        -------          --------
Balance at end of period............................................................    $ 5,276          $  4,493
                                                                                        =======          ========


     The Company's allowance for loan and lease losses is based on the ongoing assessment of risks inherent in the loan and lease portfolio as well as the potential impact of certain off-balance sheet financial instruments. The components that comprise the allowance include: (1) specific allowances based upon the performance of individual loans and leases, and (2) a general allowance based upon such factors as economic trends; volume of past due and non-performing loans; changes in loan portfolio volume, composition and concentrations; loss factors based on a historical moving average of the actual loss history and performance of the loan portfolio as a whole over a period of time; and experience, ability, and effectiveness of lending management and staff. In addition, management considers historical loss factors established throughout the industry for companies of similar size and function as an additional means of evaluating the reasonableness of the allowance. Based on these factors, management of the Company believes that the allowance for loan and lease losses was adequate to cover expected losses at March 31, 2001 and December 31, 2000 and remains within the levels reported throughout the industry. As conditions are continually changing, it is necessary for management to regularly review the loan and lease portfolio as well as industry trends and economic factors to ensure that the allowance remains at a reasonable level and to make adjustments as appropriate. Any changes to the allowance resulting from subsequent assessments and revised loss estimates will be reflected in future earnings.

     Loans and leases receivable on which the accrual of interest has been discontinued amounted to approximately $1,819,000 and $1,937,000 at March 31, 2001 and December 31, 2000, respectively. The effect of the reversal of previously accrued interest on interest income was approximately $4,000 and $21,000 for the three months ended March 31, 2001 and 2000, respectively. If during the three months ended March 31, 2001 and 2000 interest had been accrued at the stated rates, interest income would have increased by approximately $47,000 and $35,000, respectively. The Company had restructured loans and

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

leases of approximately $51,000 and $31,000 as of March 31, 2001 and December 31, 2000, respectively. The effect on net interest income resulting from the difference between the interest recognized on such loans and leases and the interest that would have been recognized at the original rate was not material for the three months ended March 31, 2001 or 2000.

     Foreclosed assets are carried in other assets at the lower of loan balance or estimated fair value less estimated selling costs and totaled approximately $25,000 and $19,000 at March 31, 2001 and December 31, 2000, respectively. The Company recorded net losses of approximately $10,000 on sales of foreclosed assets during the three months ended March 31, 2001. The Company recorded no gains or losses on sales of foreclosed assets during the same period in 2000.

     Total impaired loans and leases on the Company's books (including non-accrual and restructured loans and leases) amounted to approximately $1,870,000 and $1,969,000 as of March 31, 2001 and December 31, 2000,
respectively. Approximately $265,000 and $496,000 of the allowance for loan and lease losses was allocated specifically to these loans and leases as of March 31, 2001 and December 31, 2000, respectively. The average balance of impaired loans outstanding during the three months ended March 31, 2001 was approximately $1,617,000. The average balance of impaired loans outstanding during 2000 was approximately $1,515,000.

(6) PREMISES AND EQUIPMENT: The following is a summary of premises and equipment (in thousands):



                                                                                        March 31,      December 31,
                                                                                          2001             2000
                                                                                          ----             ----
Land............................................................................       $  3,057         $   3,057
Buildings.......................................................................         15,700            15,672
Furniture and equipment.........................................................         29,866            28,932
                                                                                       --------         ---------
                                                                                         48,623            47,661
Accumulated depreciation........................................................        (17,868)          (17,303)
                                                                                       --------         ---------
                                                                                       $ 30,755         $  30,358
                                                                                       ========         =========


     Furniture and equipment at March 31, 2001 includes an aircraft with a net book value of approximately $17,285,000 purchased as a part of a lease agreement as discussed in Note 19 to the consolidated financial statements.

(7) DEPOSITS: Time certificates of deposit of $100,000 or more amounted to approximately $117,647,000 and $100,316,000 at March 31, 2001 and December 31, 2000, respectively. Interest expense for these deposits was approximately $1,636,000 and $1,261,000 for the three months ended March 31, 2001 and 2000, respectively.

(8) INCOME TAXES: The Company recorded current federal income tax expense of approximately $1,017,000 and $738,000 for the three months ended March 31, 2001 and 2000, respectively. In addition, the Company recorded deferred tax expense of approximately $268,000 and $420,000 for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001 and December 31, 2000, the Company had net deferred tax liabilities of approximately $7,867,000 and $6,915,000, which are reflected in other liabilities on the consolidated financial statements.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

     The Subsidiary Banks' exposure to credit loss, in the event of non-performance by the customer, for commitments to extend credit and standby letters of credit is limited to the contractual amounts of those instruments. As of March 31, 2001 and December 31, 2000, the Subsidiary Banks had commitments to extend credit of approximately $122,650,000 and $130,103,000 and standby letters of credit of approximately $1,918,000 and $1,705,000, respectively. The following is a breakdown of commitments by type (in thousands).



                                                                                       March 31,        December 31,
                                                                                         2001               2000
                                                                                         ----               ----
Commercial and financial........................................................      $  44,873         $   49,531
Real Estate.....................................................................         16,612             15,400
Agriculture.....................................................................         35,707             40,734
Consumer........................................................................         25,458             24,438
                                                                                      ---------         ----------
         Total..................................................................      $ 122,650         $  130,103
                                                                                      =========         ==========


(10) LITIGATION: In the normal course of business, the Company has become involved in routine claims and lawsuits, but management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial condition or results of operations.

(11) EMPLOYEE BENEFITS: Effective January 1, 2001, the Company and its Subsidiary Banks adopted the FVNB Corp. Employees' Profit Sharing Plan. The plan is a 401(k) salary deferral plan under which participants are allowed to defer up to 15% of their compensation. In addition, participants are allowed to borrow up to 50% of their vested portion for specific purposes identified in the plan. The Company contributes a matching amount equal to 100% of the participant's contribution on all deferrals up to 3% of compensation and an additional 50% of the participant's contribution on all deferrals that exceed 3% but do not exceed 5%. This equates to a maximum employer matching contribution of 4% of the participant's compensation. Contributions to the plan by the Company for the three months ended March 31, 2001 were approximately $73,000.

     Prior to January 1, 2001, each Subsidiary Bank maintained a separate 401(k) salary deferral plan. First Victoria National Bank's Employees' Profit Sharing Plan was a 401(k) salary deferral plan which allowed employees to defer up to 15% of their compensation. In addition, participants were allowed to borrow up to 50% of their vested portion for specific purposes identified in the plan. Based upon the employee's contribution, First Victoria National Bank contributed a matching amount equal to 50% of the employee's contribution, not to exceed 5% of compensation. At the discretion of the Board of Directors, additional amounts could be contributed annually to the plan by First Victoria National Bank. All employees with at least one year of service are eligible to participate in the plan and employer contributions become fully vested after 7 years of service by the employee. The plan was administered by the Trust and Investment Management Department of First Victoria National Bank and was prohibited from investing in the common stock of the Company. Contributions to the plan by First Victoria National Bank for the three months ended March 31, 2000 were approximately $34,000. Citizens Bank of Texas maintained a 401(k) salary deferral plan in which employees were allowed to defer up to 6% of their compensation. Based upon the employee's contribution, Citizens Bank of Texas contributed a matching amount equal to 25% of the employee's contribution. Expenses related to the plan during the first three months of 2000 were approximately $4,000.

FVNB CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------


     First Victoria National Bank's Incentive Compensation Plan is administered by the Compensation and Retirement Committee of the Board of Directors (the "Committee"). The Committee determines which officers may participate in the plan and the extent of their participation. All awards are payable entirely in cash and are contingent upon First Victoria National Bank's attaining various growth and financial objectives to be determined annually. No expense related to this plan was recorded during the three months ended March 31, 2001. Expenses of approximately $39,000 related to this plan were recorded during the first three months of 2000.

     First Victoria National Bank maintains a noncontributory defined benefit pension plan that covers First Victoria National Bank employees who meet specified age and length of service requirements and provides for a single benefit formula that is based on the participant's final adjusted monthly compensation. The plan holds assets comprised of U.S. Treasury bonds, U.S. Government agency securities, corporate bonds, notes and common stock. Funding is limited to the maximum amounts that are available for deduction for federal income tax purposes. No expense related to this plan was recorded during the three months ended March 31, 2001. Expenses of approximately $61,000 related to this plan were recorded during the first three months of 2000. Citizens Bank of Texas also maintains a pension plan for its employees. Expenses related to the plan during the first three months of 2001 and 2000 were not material.

     In March 1998 the Company adopted the 1998 FVNB Corp. Stock Incentive Plan (the "1998 Plan") which provides for the granting of incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to directors, officers and key employees responsible for the direction and management of the Company or the Subsidiary Banks. On September 15, 1998 a total of 52,000 stock options were granted to certain directors and officers at an exercise price of $33.00, which equaled market price of the underlying stock on September 15, 1998. An additional 1,000 options were granted on December 15, 1998 at an exercise price of $34.00, which also equaled market price of the underlying stock on December 15, 1998. On May 18, 1999, an additional 59,600 stock options were granted to certain directors and officers at an exercise price of $32.50, which equaled market price of the underlying stock on the date of grant. Finally, on May 16, 2000, an additional 69,600 stock options were granted to certain directors and officers at an exercise price of $36.25, which equaled the market price of the underlying stock at the date of grant. Options have a six-month vesting period for directors and a ratable three-year vesting period for officers. All options expire ten years from the date of grant. As of March 31, 2001, options to acquire a total of 182,100 shares of common stock of the Company remain outstanding.

(12) TRUST ASSETS: Trust assets and other properties, except cash deposits, held by the First Victoria National Bank in agency or other fiduciary capacities for its customers are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The book value of trust assets was approximately $226,484,000 and $221,022,000 at March 31, 2001 and December 31, 2000, respectively.

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

                                                       2001            2000
                                                     -------         -------
Balance at beginning of year.......................  $4,073          $ 3,545
     Additions.....................................      768           1,335
     Reductions....................................     (574)           (499)
                                                     -------         -------
Balance at end of period...........................  $ 4,267         $ 4,381
                                                     =======         =======

FVNB CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------


     Approximately 25.46% of the Company's outstanding stock was owned by principal shareholders, directors, and executive officers of the Company at March 31, 2001.

     The aggregate deposits owned by principal shareholders, directors, and executive officers of the Company at March 31, 2001 and December 31, 2000 amounted to approximately 2.07% and 2.35%, respectively, of total deposits.

(14) OTHER BORROWINGS: The following table represents the contractual principal reductions due on the other borrowings of the Company as of March 31, 2001 and December 31, 2000, in thousands. The weighted average contractual rate on the balances of other borrowings outstanding was 6.77% and 6.73% as of March 31, 2001 and December 31, 2000, respectively. All balances shown are comprised of Federal Home Loan Bank advances and debt related to an aircraft leasing transaction as described in Note 19 to the consolidated financial statements.

                                                   March 31,       December 31,
                                                     2001              2000
                                                   --------        -----------
Within one year............................        $ 3,732           $ 5,992
One to two years...........................          3,277             2,230
Two to three years.........................          5,146             4,668
Three to four years........................          5,905             5,381
Four to five years.........................          4,501             4,367
After five years...........................          5,130             7,833
                                                   -------           -------
         Total.............................        $27,691           $30,471
                                                   =======           =======


(15) SHAREHOLDERS' EQUITY: On January 24, 2001, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on February 16, 2001 to shareholders of record as of February 2, 2001. In addition, on April 25, 2001 the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on May 18, 2001 to shareholders of record as of May 4, 2001. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank. There are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends. The weighted average number of shares outstanding during the three months ended March 31, 2001 was 2,372,892. The weighted average number of shares outstanding during 2000 was 2,372,848.

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

FVNB CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------


     Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Subsidiary Banks have satisfied all capital adequacy requirements to which they are subject.

                                                                                                            To Be Well
                                                                  For Capital                            Capitalized Under
                                                                   Adequacy                              Prompt Corrective
                                          Actual                   Purposes                               Action-Provision
                                     --------------    -------------------------------------   -------------------------------------
                                     Amount   Ratio    Amount              Ratio               Amount              Ratio
                                     ------   -----    -------   ---------------------------   -------  ----------------------------
AS OF MARCH 31, 2001:
  Total Capital
    (to Risk Weighted Assets):
      FVNB Corp.                     $61,662  11.92%   $41,384   MORE THAN OR EQUAL TO 8.00%   $51,730  MORE THAN OR EQUAL TO 10.00%
      First Victoria National Bank    50,108  11.51%    34,814   MORE THAN OR EQUAL TO 8.00%    43,517  MORE THAN OR EQUAL TO 10.00%
      Citizens Bank of Texas, N.A.    11,178  13.29%     6,729   MORE THAN OR EQUAL TO 8.00%     8,411  MORE THAN OR EQUAL TO 10.00%

  Tier I Capital
    (to Risk Weighted Assets)
      FVNB Corp.                     $56,386  10.90%   $20,692   MORE THAN OR EQUAL TO 4.00%   $31,038  MORE THAN OR EQUAL TO 6.00%
      First Victoria National Bank    46,004  10.57%    17,407   MORE THAN OR EQUAL TO 4.00%    26,110  MORE THAN OR EQUAL TO 6.00%
      Citizens Bank of Texas, N.A.    10,125  12.04%     3,365   MORE THAN OR EQUAL TO 4.00%     5,047  MORE THAN OR EQUAL TO 6.00%

  Tier I Capital
    (to Average Assets)
      FVNB Corp.                     $56,386   7.82%   $28,830   MORE THAN OR EQUAL TO 4.00%   $36,038  MORE THAN OR EQUAL TO 5.00%
      First Victoria National Bank    46,004   7.38%    24,950   MORE THAN OR EQUAL TO 4.00%    31,187  MORE THAN OR EQUAL TO 5.00%
      Citizens Bank of Texas, N.A.    10,125  10.34%     3,916   MORE THAN OR EQUAL TO 4.00%     4,895  MORE THAN OR EQUAL TO 5.00%

AS OF DECEMBER 31, 2000:
  Total Capital
    (to Risk Weighted Assets)
      FVNB Corp.                     $59,851  12.28%   $38,987   MORE THAN OR EQUAL TO 8.00%   $48,734  MORE THAN OR EQUAL TO 10.00%
      First Victoria National Bank    49,039  12.06%    32,540   MORE THAN OR EQUAL TO 8.00%    40,675  MORE THAN OR EQUAL TO 10.00%
      Citizens Bank of Texas, N.A.    10,905  13.89%     6,280   MORE THAN OR EQUAL TO 8.00%     7,850  MORE THAN OR EQUAL TO 10.00%

  Tier I Capital
    (to Risk Weighted Assets)
      FVNB Corp.                     $54,771  11.24%   $19,494   MORE THAN OR EQUAL TO 4.00%   $29,240  MORE THAN OR EQUAL TO 6.00%
      First Victoria National Bank    45,098  11.09%    16,270   MORE THAN OR EQUAL TO 4.00%    24,405  MORE THAN OR EQUAL TO 6.00%
      Citizens Bank of Texas, N.A.     9,922  12.64%     3,140   MORE THAN OR EQUAL TO 4.00%     4,710  MORE THAN OR EQUAL TO 6.00%

  Tier I Capital
    (to Average Assets)
      FVNB Corp.                     $54,771   8.18%   $26,790   MORE THAN OR EQUAL TO 4.00%   $33,488  MORE THAN OR EQUAL TO 5.00%
      First Victoria National Bank    45,098   7.68%    23,492   MORE THAN OR EQUAL TO 4.00%    29,365  MORE THAN OR EQUAL TO 5.00%
      Citizens Bank of Texas, N.A.     9,922  11.60%     3,421   MORE THAN OR EQUAL TO 4.00%     4,277  MORE THAN OR EQUAL TO 5.00%

FVNB CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------


(16) EARNINGS PER SHARE: The weighted average number of shares outstanding for the three months ended March 31, 2001 and 2000 was 2,372,892 and 2,372,848, respectively. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                               March 31,
                                                                        ---------------------
                                                                         2001           2000
                                                                        ------         ------
       Numerator:
         Net income, as reported                                        $2,224         $2,061
         Effect of dilutive securities                                       0              0
                                                                        ------         ------

         Numerator for diluted earnings per common share                $2,224         $2,061
                                                                        ======         ======

       Denominator:
         Denominator for basic earnings per share
             -- weighted average shares                                  2,373          2,373
         Effect of dilutive securities:
              Outstanding stock options                                      7              3
                                                                        ------         ------
         Denominator for diluted earnings per share
        -- adjusted weighted average
              and assumed option exercises                               2,380          2,376
                                                                        ======         ======

         Basic earnings per share                                       $  .94         $  .87
         Diluted earnings per share                                     $  .93         $  .87



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

     The fair values of cash and due from banks, federal funds sold, federal funds purchased and securities sold under agreements to repurchase, and accrued interest payable and receivable are assumed to approximate book value due to their short term nature. The fair values of demand deposits, savings deposits, and money market and interest bearing checking accounts are also assumed to approximate book value and reflect the amounts payable on demand as of the period end date.

FVNB CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------


     The fair values of letters of credit and loan commitments are estimated using fees charged to enter into similar agreements. The estimated fair values of these instruments are not deemed to be significant.

     The following table represents the estimated fair values of the Company's financial instruments, in thousands:

                                                                March 31, 2001                 December 31, 2000
                                                          -------------------------       -------------------------
                                                           Book Value   Fair Value        Book Value     Fair Value
                                                           ----------   -----------       ----------     ----------
Financial Assets:
         Cash and due from banks.....................      $ 25,294       $ 25,294         $ 32,086       $ 32,086
         Federal funds sold..........................        41,065         41,065           15,850         15,850
         Investment securities, available-for-sale...       135,480        135,480          144,413        144,413
         Loans and leases, net.......................       494,365        496,581          465,205        464,509
         Accrued interest receivable.................         7,373          7,373            5,830          5,830
Financial Liabilities:
         Time deposits...............................       339,021        341,023          304,659        304,874
         Other deposits..............................       277,304        277,304          283,784        283,784
                                                           --------      ---------        ---------        -------
                  Total deposits.....................       616,325        618,327          588,443        588,658
         Federal funds purchased and securities
              sold under agreements to repurchase....        23,325         23,325           12,000         12,000
         Other borrowings............................        27,961         26,587           30,471         29,375
         Accrued interest payable....................         2,360          2,360            2,254          2,254
Off-Balance Sheet Instruments:
         Commitments to extend credit................             0        122,650                0        130,103


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

(19) OPERATING LEASES: In June 1999, First Victoria Leasing, Inc., a wholly owned subsidiary of First Victoria National Bank, became a participant in an operating lease of an aircraft. As a result, the Company's consolidated balance sheet reflects the aircraft at a book value of approximately $17,285,000 and $17,538,000 at March 31, 2001 and December 31, 2000, respectively. In addition, the Bank recorded related non-recourse debt of approximately $11,046,000 and $11,415,000 as of March 31, 2001 and December 31, 2000, respectively. The debt calls for monthly payments of $190,000 over an original term of approximately seven years with a final balloon payment of approximately $2,285,000 due in April 2006. The average rate on the debt was 7.09%. The following table represents the contractual future rental income related to this transaction that was receivable as of March 31, 2001 and December 31, 2000, in thousands:

                                                         March 31,       December 31,
                                                           2001              2000
                                                         --------        ------------
     Within one year.................................   $   2,280          $  2,280
     One to two years................................       2,280             2,280
     Two to three years..............................       2,280             2,280
     Three to four years.............................       2,280             2,280
     Four to five years..............................       2,280             2,280
     After five years................................           0               760
                                                         --------          --------
     Total...........................................    $ 11,400          $ 12,160
                                                         ========          ========

FVNB CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------


(20) ADOPTION OF SFAS NO. 133: SFAS NO. 133 "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure all derivatives at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the derivative instrument's fair value will generally be offset in the statement of operations by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," amended the accounting and reporting under SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group ("DIG"). The Company adopted these statements on January 1, 2001, and the adoption of these statements had no material impact on its consolidated financial statements or results of operations.

(21) SUBSEQUENT EVENTS: On April 27, 2001, the Board of Directors of the Company announced, through a press release, the postponement of the Annual Meeting of Shareholders to a date to be determined so that the shareholders may consider a proposal for a going private transaction as an agenda item for shareholder approval at the meeting. In addition, on April 27, 2001, the Company filed a Preliminary Proxy Statement and a Schedule 13E-3 with the Securities Exchange Commission in conjunction with the proposed transaction.

FVNB CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents the significant changes in the results of operations and financial condition for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes and supplemental data included in this report.

ACQUISITIONS

     On April 14, 2000, First Victoria National Bank paid approximately $6,722,000 to acquire Mid-Coast Savings Bank. The Bank acquired net loans of approximately $23,950,000 and deposits of approximately $33,532,000. Upon completion of the transaction, Mid-Coast Savings Bank merged with First Victoria National Bank and its existing branches, located in Edna and Ganado, Texas, began operating as branches of First Victoria National Bank. Total intangible assets associated with the acquisition were approximately $4,257,000. The Company recorded this transaction using the purchase method of accounting.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2001, the Company recorded net income of approximately $2,224,000, or $.94 basic earnings per share, compared to approximately $2,061,000, or $.87 basic earnings per share, for the same period in 2000. The return on average assets of 1.23% and return on average equity of 13.08% for the first three months of 2001 compare to amounts of 1.28% and 13.74%, respectively, for the same period in 2000.

NET INTEREST INCOME

     Net interest income, for the three months ended March 31, 2001, amounted to approximately $6,906,000 compared to $6,390,000 for the same period in 2000. This represents an increase of approximately $516,000, or 8.08% due primarily to an overall increase in the yields on earning assets as well as a shift in the mix of earning assets from investment securities into higher yielding loans. Average earning assets increased approximately $75,173,000, or 12.85%, from $585,228,000 at March 31, 2000, to $660,401,000 at March 31, 2001. The
corresponding yields on these assets increased approximately 28 basis points from 8.03% to 8.31% over the same period. Average interest bearing liabilities also increased approximately $62,626,000 or 13.20%, from $474,507,000 at March 31, 2000 to $537,133,000 at March 31, 2001. The corresponding cost of funds increased over the same period approximately 56 basis points from 4.29% to 4.85%. A portion of the increase in both earning assets and interest bearing liabilities is due to the acquisition of Mid-Coast Savings Bank by First Victoria National Bank in April 2000. At the time of acquisition, Mid-Coast Savings Bank had net loans of approximately $23,950,000 and deposits of approximately $33,532,000. Further discussion of the acquisition of Mid-Coast Savings Bank may be found in Note 18 to the consolidated financial statements.

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

     While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the three months ended March 31, 2001, there have been no material changes in the Company's market risk.

NON-INTEREST INCOME

     Total non-interest income for the three months ended March 31, 2001, was approximately $2,763,000 compared to $2,433,000 for the same period in 2000. This represents an increase of approximately $330,000, or 13.56%. Trust service fees increased approximately $87,000, or 19.12% from 2000 to 2001 due primarily to the recognition and timing of various annual fee assessments as well as overall growth in account volume. Service charges and fees on deposit accounts increased approximately $227,000, or 21.48%, due to an increase in the volume of insufficient funds charges as well as increased fee income related to growth in the volume of ATM and check card activity. Other non-interest income did not change significantly from 2000 to 2001. Net gains or losses related to the sale of assets were not material during the three months ended March 31, 2001 or 2000.

NON-INTEREST EXPENSE

     Total non-interest expense for the three months ended March 31, 2001, was approximately $6,160,000 compared to $5,554,000 for the same period in 2000. This represents an increase of approximately $606,000, or 10.91%. Salaries and wages increased approximately $157,000, or 6.17%, from 2000 to 2001 due primarily to the acquisition of Mid-Coast Savings Bank by First Victoria National Bank in April 2000 as well as normal ongoing merit increases. Employee benefits increased approximately $106,000, or 27.89%, due primarily to higher costs associated with group medical insurance as well as increased 401(k) matching expense related to the conversion of the individual

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Subsidiary Banks' 401(k) plans to a single Company plan. Net occupancy expense increased approximately $53,000, or 15.59%, due primarily to costs associated with the operation of facilities acquired from Mid-Coast Savings Bank in April 2000. Professional fees increased approximately $83,000, or 39.90% from 2000 to 2001 due primarily to increased legal expenses incurred by the Company related to the potential going private transaction discussed in further detail in Note 21 to the consolidated financial statements. Amortization of goodwill and intangibles increased approximately $67,000, or 34.72%, from 2000 to 2001 due directly to the amortization of goodwill recognized as a result of the acquisition of Mid-Coast Savings Bank. Other components of non-interest expense include net communication and supplies expense, marketing and advertising and FDIC insurance premiums. Each of these categories changed only nominally from 2000 to 2001 as the result of normal operations and growth of the Company.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The Company's allowance for loan and lease losses is based on the ongoing assessment of risks inherent in the loan and lease portfolio as well as the potential impact of certain off-balance sheet financial instruments. In evaluating the adequacy of the allowance, management incorporates such factors as economic trends; volume of past due and non-performing loans; changes in loan portfolio volume, composition and concentrations; historical loss factors based on actual performance over a period of time; and experience, ability and effectiveness of lending management and staff. In addition, management considers historical allowance for loan and lease loss factors established throughout the industry for companies of similar size and function as an additional means of evaluating the reasonableness of the allowance. Based on these factors, management of the Company believes that the allowance for loan and lease losses was adequate to cover expected losses at March 31, 2001 and remains within the levels reported throughout the industry. As conditions are continually changing, it is necessary for management to regularly review the loan and lease portfolio as well as industry trends and economic factors to ensure that the allowance remains at a reasonable level and make adjustments as appropriate. Any changes to the allowance resulting from subsequent assessments and revised loss estimates will be reflected in future earnings.

     The allowance for loan and lease losses was approximately $5,276,000 or 1.06%, of total loans and leases at March 31, 2001, compared to $5,080,000, or 1.08%, of total loans and leases at December 31, 2000. Net recoveries of loans previously charged off were approximately $196,000 compared to net loans charged off of approximately $130,000 for the three months ended March 31, 2001 and 2000, respectively.

     The Company accounts for impaired loans and leases in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure". These standards address the accounting by creditors for the impairment of certain loans and leases as well as the accounting for troubled debt restructurings. A loan and lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. The standards allow impaired loans that fall within the scope of SFAS No. 114, as amended by SFAS No. 118, to be measured based on the present value of expected

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

future cash flows for each loan or lease discounted at the effective interest rate or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans and leases on the Company's books (including non-accrual and restructured loans) amounted to approximately $1,870,000 and $1,969,000 as of March 31, 2001 and December 31, 2000, respectively. As of March 31, 2001 and December 31, 2000, approximately $265,000 and $496,000, respectively, of the allowance for loan and lease losses was allocated specifically to these loans.

         Following is an analysis of the allowance for loan and lease losses for the three months ended March 31, (in thousands):

                                                                                            2001            2000
                                                                                            ----            ----
Balance at beginning of period..................................................          $ 5,080          $ 4,573
Addition to reserve related to bank acquisition.................................                0                0
Provision charged to operating expense..........................................                0               50
Loans and leases charged off:
         Commercial and financial...............................................                0              (59)
         Real estate............................................................                0                0
         Agriculture............................................................              (83)             (82)
         Consumer...............................................................             (117)             (75)
                                                                                          -------          -------
                  Total charged off.............................................             (200)            (216)
                                                                                          -------          -------
Recoveries of loans and leases previously charged off:
         Commercial and financial...............................................               15               34
         Real estate............................................................               11               11
         Agriculture............................................................              355                4
         Consumer ..............................................................               15               37
                                                                                          -------          -------
                  Total recoveries..............................................              396               86
                                                                                          -------          -------
Net loans and leases recovered (charged off)....................................              196             (130)
                                                                                          -------          -------
Balance at end of period........................................................          $ 5,276          $ 4,493
                                                                                          =======          =======

Allowance for loan and lease losses as a percentage of total loans and leases...             1.06%            1.11%
Net recoveries (charge-offs) as a percentage of average
   loans and leases outstanding.................................................              .04%             .03%



NON-PERFORMING ASSETS

                                                                                                  March 31,
                                                                                            ---------------------
                                                                                            2001             2000
                                                                                            ----             ----
Past due 90 days or more and still accruing:
         Commercial and financial...............................................          $    10          $   757
         Real estate............................................................                0              144
         Agriculture............................................................              450              114
         Consumer...............................................................              114               48
                                                                                          -------          -------
            Total past due 90 days or more......................................              574            1,063
                                                                                          -------          -------
Non-accrual:
         Commercial and financial...............................................              783              436
         Real estate............................................................              818              883
         Agriculture............................................................              217              297
         Consumer...............................................................                1                4
                                                                                          -------          -------
Total non-accrual...............................................................            1,819            1,620
                                                                                          -------          -------
Restructured Loans:
         Commercial and financial...............................................                0                0
         Real estate............................................................               31               32
         Agriculture............................................................                0                0
         Consumer...............................................................               20                0
                                                                                          -------          -------




FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

            Total restructured loans............................................               51               32
Real estate and other collateral acquired through foreclosure..................                25               57
                                                                                          -------          -------
         Total non-performing assets............................................          $ 2,469          $ 2,772
                                                                                          =======          =======
Non-performing assets as a percentage of
   loans and leases and other non-performing assets.............................              .49%             .68%


     Foreclosed assets are carried in other assets at the lower of the loan balance or estimated fair value less estimated selling costs and totaled approximately $25,000 and $19,000 at March 31, 2001 and December 31, 2000, respectively. The Company recorded net losses of approximately $10,000 on sales of foreclosed assets during the three months ended March 31, 2001. The Company recorded no gains or losses on sales of foreclosed assets during the three months ended March 31, 2000.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future ("liquid assets"). These include federal funds sold, time deposits in banks, investment securities and loans which are nearing maturity. At March 31, 2001, the Company's liquidity ratio defined as liquid assets as a percentage of deposits was 21.63%. Liability liquidity is provided by access to funding sources, principally core depositors and correspondent banks which maintain accounts with and sell federal funds to the Subsidiary Banks.

CAPITAL

     On January 24, 2001, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share that was paid on February 16, 2001 to shareholders of record as of February 2, 2001. In addition, on April 25, 2001, the Parent Company's Board of Directors declared a regular cash dividend of $.35 per share payable on May 18, 2001 to shareholders of record as of May 4, 2001. The principal source of the Parent Company's cash revenues is dividends from First Victoria National Bank, and there are certain limitations on the payment of dividends to the Parent Company by the Subsidiary Banks. The prior approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In order to fund the acquisition of Citizens Bank of Texas, First Victoria National Bank paid a dividend to the Parent Company for which it was required to receive the prior approval of the OCC. The OCC approved the special dividend and it approved future quarterly dividends to fund the standard cash dividend of the Parent Company, provided that First Victoria National Bank's net income during future quarters is sufficient to support such quarterly dividends.

     The federal banking agencies have issued comprehensive guidelines implementing risk-based capital requirements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy and encourage the holding of liquid, low-risk assets. Under these guidelines, at March 31, 2001 and December 31, 2000, the Company was required to maintain a minimum ratio of total capital-to-risk-weighted assets of 8.00% of which at least 4.00% must be in the form of Tier I capital. Tier I capital is comprised of the Company's common stock, surplus and retained earnings exclusive of goodwill. As of March 31, 2001 the Company had recorded goodwill of approximately $13,556,000 related to branch and bank acquisitions. At March 31, 2001 and December 31, 2000, the percent of total capital-to-risk-weighted assets was 11.92% and 12.28%, respectively, and which exceed the regulatory

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------


requirements. The Company's Tier I capital ratio as of March 31, 2001 and December 31, 2000 was 10.90% and 11.24%, respectively, and well in excess of the required ratios.

     Tier I leverage ratio is defined as the Company's Tier I capital divided by its adjusted average total assets (net of allowance for loan losses). The minimum leverage ratio is 3.00% for banking organizations carrying the highest regulatory rating. Other institutions are expected to maintain a leverage ratio of at least 4.00% to 5.00% depending upon their particular condition. At March 31, 2001 and December 31, 2000, the Company's Tier I leverage ratio was 7.82% and 8.18%, respectively, which exceeds the regulatory minimum.

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND INTEREST RATES (1)



                                                                    Three Months Ended March 31,
                                                 -----------------------------------------------------------------
                                                              2001                               2000
                                                 -------------------------------    ------------------------------
                                                    (5)      Interest                  (5)      Interest
                                                  Average     Income/    Yield/      Average     Income/    Yield/
                                                  Balance     Expense     Cost       Balance     Expense     Cost
                                                 ----------  ---------   -------    ----------   ---------  ------
ASSETS
Earning assets:
     Due from banks                              $       26   $      0     0.00%    $        0   $      0    0.00%
     Federal funds sold                              31,644        432     5.46         26,604        371    5.52
     Investment securities, available-for-sale:
         Taxable                                    143,387      2,218     5.94        161,352      2,347    5.82
         Tax-exempt (2)                                 819         15     7.40          1,204         21    7.05
     Loans and leases (3)                           484,525     10,957     9.17        396,068      8,939    9.08
                                                 ----------   --------     ----        -------   --------    ----
              Total earning assets                  660,401     13,532     8.31        585,228     11,678    8.03
                                                 ----------   --------     ----        -------   --------    ----
Less allowance for loan and lease losses             (5,212)                            (4,550)
Non-earning assets                                   79,259                             72,183
                                                 ----------                         ----------
                  TOTAL ASSETS                   $  734,448                         $  652,861
                                                 ==========                         ==========

LIABILITIES
Interest bearing liabilities:
     Deposits:
         Savings, IOC, & MMA accounts            $  178,446      1,243     2.82     $  177,320      1,189    2.70
         Time deposits                              322,636      4,644     5.84        278,000      3,568    5.16
                                                 ----------   --------     ----     ----------   --------    ----
              Total interest bearing deposits       501,082      5,887     4.76        455,320      4,757    4.20
     Federal funds purchased and securities sold
         under agreements to repurchase              18,078        250     5.53          4,265         59    5.47
     Other borrowings (4)                            17,973        284     6.32         14,922        240    6.36
                                                 ----------   --------     ----     ----------   --------    ----
              Total interest bearing liabilities    537,133      6,421     4.85        474,507      5,056    4.29
                                                 ----------   --------     ----     ----------   --------    ----
Non-interest bearing liabilities:
     Demand deposits                                104,470                             91,109
     Other liabilities                               23,330                             22,626
                                                 ----------                         ----------
      Total non-interest bearing liabilities        127,800                            113,735
Shareholders' Equity                                 69,515                             64,619
                                                 ----------                         ----------
              TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY             $  734,448                         $  652,861
                                                 ==========                         ==========
Net Interest Income                                           $  7,111                           $  6,622
                                                              ========                           ========
Interest Differential                                                      3.46%                             3.74%
                                                                           ====                              ====
Net Interest Margin                                                        4.37%                             4.55%
                                                                           ====                              ====


-------------------------

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

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     While future interest rates and their effects on portfolio equity cannot be accurately predicted, it is not expected that future changes in rates will have a material adverse impact on the Company's net interest income or portfolio equity. Calculations of the potential impact of hypothetical interest rate changes are based on numerous assumptions including levels of market rates, prepayments and deposit runoffs and should not be considered indicative of actual results. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. During the three months ended March 31, 2001, there have been no material changes in the Company's market risk.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A description of legal proceedings is presented in Part I of this March 31, 2001 Form 10-Q in Note 10 to the financial statements (page 12).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) On February 1, 2001 the Company filed a Form 8-K dated February 1, 2001. The purpose of the form was to announce that on January 24, 2001, the Board of Directors of FVNB Corp. declared a cash dividend of $.35 per share payable on February 16, 2001 to shareholders of record as of February 2, 2001.

         On February 8, 2001, the Company filed a Form 8-K dated February 8, 2001. The purpose of the form was to announce FVNB Corp.'s earnings for 2000 and provide a consolidated financial summary for 2000 and unaudited financial information related to the fourth quarter of 2000.

         On April 27, 2001, The Company filed a Schedule 13E-3 dated April 27, 2001. The form was filed in conjunction with the Preliminary Proxy Statement also filed with the Securities Exchange Commission on April 27, 2001 regarding the proposed going private transaction discussed in further detail in Note 21 to the consolidated financial statements.

         On May 7, 2001, the Company filed a Form 8-K dated May 7, 2001. The purpose of the form was to announce that on April 25, 2001, the Board of Directors of FVNB Corp. declared a cash dividend of $.35 per share payable on May 18, 2001 to shareholders of record as of May 4, 2001. In addition, the Company announced its earnings for the first quarter of 2001 and provided unaudited financial information related to the first quarter of 2001.

     b)  The following exhibits are filed as part of this report:

          3.2     FVNB Corp. Bylaws Amended and Restated as of April 19, 2001

         10.1(a) 1998 FVNB Corp. Stock Incentive Plan Amendment dated January 24, 2001

FVNB CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FVNB CORP.



    May 10, 2001                By:  /s/ DAVID M. GADDIS
---------------------              ---------------------------------------------
       Date                        David M. Gaddis
                                   President and Chief Executive Officer



    May 10, 2001                By:  /s/ DANA K. FOWLER
---------------------              ---------------------------------------------
       Date                        Dana K. Fowler
                                   Secretary,
                                   Principal Accounting and Financial Officer